Form 10-Q/A
period 1996-04-03
SDW HOLDINGS CORP
filed 1996-07-12
CIK 946747

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                  AMENDMENT NO. 1
                                       TO
                        FORM 10-Q FINANCIAL INFORMATION *

                                QUARTERLY REPORT


                  For the quarterly period ended April 3, 1996

                       Commission file number:  333-834 *

                            SDW HOLDINGS CORPORATION
                            -------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                          13-3795926
- -------------------------------                   ------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

2700 Westchester Avenue, Purchase, NY             10577-2554
- -----------------------------------------         ----------
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










- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Intentionally omitted. *



- --------------------------------------------------------------------------------

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