Form 10-K/A
period 1995-09-27
SDW HOLDINGS CORP
filed 1996-11-01
CIK 946747

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549
                            ------------------------


                                  FORM 10-K/A
                             FINANCIAL INFORMATION*



           FOR THE PERIOD OCTOBER 5, 1994 THROUGH SEPTEMBER 27, 1995



(MARK ONE)*


[ ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
      OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD OCTOBER 5, 1994 THROUGH SEPTEMBER 27, 1995

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
      OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                  TO

                   COMMISSION FILE NUMBER -- NOT APPLICABLE*

                            SDW HOLDINGS CORPORATION

             (Exact name of registrant as specified in its charter)


                  DELAWARE                          13-3795926
       (State or other jurisdiction of           (I.R.S. Employer
       incorporation or organization)           Identification No.)
           2700 WESTCHESTER AVENUE
                PURCHASE, NY                        10577-2554
  (Address of principal executive offices)          (Zip Code)
Registrant's telephone number, including area
                    code                           914-696-0021

    Securities registered pursuant to Section 12(b) of the Act:

    NONE

    Securities registered pursuant to Section 12(g) of the Act:

    NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No ____ Not Applicable _X_ *

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not Applicable*
--------------------------------------------------------------------------------


    * This amended report is being voluntarily filed with the Securities and Exchange Commission (the "Commission") pursuant to the registrant's contractual obligations to file with the Commission all financial information that would be required to be filed on a Form 10-K. The registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  AMENDMENT TO FORM 10-K FINANCIAL INFORMATION



    As indicated in Note 2 of the Notes to Financial Statements, the accompanying financial statements of the Predecessor Corporation (as defined in the Notes to Financial Statements) for the twelve months ended December 25, 1993, the nine months ended September 24, 1994 and the period from September 25, 1994 through December 20, 1994 had been restated in the SDW Holdings Corporation's (the "Company" or "Holdings") Form 10-K Financial Information ("Form 10-K Financial Information") for the period December 21, 1994 through September 27, 1995 which had previously been voluntarily filed with the Securities and Exchange Commission (the "SEC") in January 1996 (the "initial restatement"). The initial restatement was intended to reflect adjustments principally related to the timing of the recognition of certain costs on an accrual basis versus an as incurred basis. It was subsequently determined that the Predecessor Corporation's policy prior to the initial restatement of accounting for these costs on an as inccured basis was an acceptable policy in the application of generally accepted accounting principles and as such, there was no requirement for the restatement. Accordingly, the audited financial statements included herein have been restated to agree with the audited financial statements of the Predecessor Corporation for the twelve months ended December 25, 1993 and the nine months ended September 24, 1994 and conform to the presentation included in the Registration Statement on Form S-4 filed by S.D. Warren Company with the SEC and made effective in April 1995. The audited financial statements for the period September 25, 1994 through December 20, 1994 have also been restated to reflect the effect of accounting for these costs on an as incurred basis.



    In addition, the Successor Corporation (as defined in the Notes to Financial Statements) has revised its accounting policy with respect to accounting for certain costs relating to compliance with safety and other governmental laws and regulations and has adopted a policy of accounting for these costs on an as incurred basis consistent with that of the Predecessor Corporation. As a result, the audited financial statements for the period December 21, 1994 through September 27, 1995 have been restated to reflect the effect of accounting for these costs on an as incurred basis.



    Other Items of this Form 10-K Financial Information have been updated to reflect the effect of the aforementioned restatements. However, they have not been updated to reflect changes in market conditions, revisions to stated estimates or events that have occurred since the original filing of the Form 10-K Financial Information in January 1996. Therefore, this amended Form 10-K Financial Information should be read in conjunction with the previously issued Form 10-Q Financial Information for the quarters ended January 3, 1996, April 3, 1996 and July 3, 1996 that were voluntarily filed with the SEC pursuant to the Successor Corporation's contractual obligations.


                                     PART I

ITEM 1.  BUSINESS

    Intentionally omitted.*

ITEM 2.  PROPERTIES

    Intentionally omitted.*

ITEM 3.  LEGAL PROCEEDINGS

    Intentionally omitted.*

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    Intentionally omitted.*

--------------------------------------------------------------------------------


* This amended report is being voluntarily filed with the Commission pursuant to the registrant's contractual obligations to file with the Commission all financial information that would be required to be filed on a Form 10-K. The registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
       RELATED STOCKHOLDERS MATTERS

    Intentionally omitted.*


ITEM 6.  SELECTED FINANCIAL DATA



    The following table sets forth selected statement of operations data, other financial data, operating data and balance sheet data for SDW Holdings Corporation ("Holdings") and the Predecessor Corporation (as defined in the Notes to Financial Statements). Holdings and its subsidiary, S.D. Warren Company ("S.D. Warren" or "Warren"), are referred to herein collectively as the "Company". The selected financial data for fiscal year 1993, the nine months ended September 24, 1994 and the period from September 25, 1994 to December 20, 1994 are derived from the combined financial statements of the Predecessor Corporation, which have been audited by Deloitte & Touche LLP. The selected financial data for the period from December 21, 1994 through September 27, 1995 are derived from the consolidated financial statements of Holdings, which have been audited by Deloitte & Touche LLP. The selected financial data for fiscal year 1991 and fiscal year 1992 have been prepared from selected financial data provided to the Company by the Predecessor Corporation's Parent, Scott Paper Company, in connection with Holdings' acquisition of Warren. Operating data for any period less than a full year are not necessarily indicative of the results that may be expected for the full year.


                                                                                                      SEPTEMBER 25,
                                TWELVE MONTHS     TWELVE MONTHS     TWELVE MONTHS     NINE MONTHS         1994
                                    ENDED             ENDED             ENDED            ENDED           THROUGH
                                DECEMBER 28,      DECEMBER 26,      DECEMBER 25,     SEPTEMBER 24,    DECEMBER 20,
                                    1991             1992(1)            1993             1994             1994
                               ---------------  -----------------  ---------------  ---------------  ---------------
                                 S.D. WARREN       S.D. WARREN       S.D. WARREN      S.D. WARREN      S.D. WARREN
                                 COMPANY AND       COMPANY AND       COMPANY AND      COMPANY AND      COMPANY AND
                               CERTAIN RELATED   CERTAIN RELATED   CERTAIN RELATED  CERTAIN RELATED  CERTAIN RELATED
                                 AFFILIATES        AFFILIATES        AFFILIATES       AFFILIATES       AFFILIATES
                                (PREDECESSOR)     (PREDECESSOR)     (PREDECESSOR)    (PREDECESSOR)    (PREDECESSOR)
                               ---------------  -----------------  ---------------  ---------------  ---------------
OPERATING DATA:                                        (IN MILLIONS, EXCEPT PER SHARE DATA)
Sales........................     $ 1,169.7         $ 1,212.8         $ 1,143.6        $   828.8        $   313.6
Gross profit.................         144.6             182.5             168.1            106.4             49.9
Selling, general and
 administrative expense......          92.0              91.0              91.7             72.1             22.2
Restructuring................          38.0                --              66.1               --               --
Income from operations.......          14.6              91.5              10.3             34.3             27.7
Other income (expense),
 net.........................           0.1               0.1               0.1              0.1             (0.5)
Interest expense.............           9.3               9.0               8.5              6.4              2.3
Income tax provision.........           2.6              32.0               6.5             11.2              9.9
Dividends and accretion on
 Warren senior preferred
 stock.......................            --                --                --               --               --
Net income (loss)............           2.8              50.6              (4.6)            16.8             15.0
Dividends on preferred
 stock.......................            --                --                --               --               --
Net income (loss) applicable
 to common stockholders......           2.8              50.6              (4.6)            16.8             15.0
SHARE DATA:
Net earnings per common
 share.......................     $      --         $      --         $      --        $      --        $      --
Weighted average common
 shares outstanding (in
 millions)...................            --                --                --               --               --
Dividends declared per common
 share.......................            --                --                --               --               --
BALANCE SHEET DATA (AT END OF
 PERIOD)
Working capital..............     $    49.4         $    67.0         $    47.1        $   156.2        $   233.2
Total assets.................       1,699.4           1,696.8           1,711.7          1,676.9          1,737.1
Total debt (including current
 maturities).................         125.2             125.7             124.3            119.8            119.3
Warren senior preferred
 stock.......................            --                --                --               --               --
Preferred stock..............            --                --                --               --               --
Parent's equity..............       1,185.1           1,152.3           1,088.1          1,136.5          1,219.1
Stockholders' equity.........            --                --                --               --               --

                                DECEMBER 21,
                                    1994
                                   THROUGH
                                SEPTEMBER 27,
                                    1995
                               ---------------
                                CONSOLIDATED
                                SDW HOLDINGS
                                 CORPORATION
                               ---------------
OPERATING DATA:
Sales........................     $ 1,155.8
Gross profit.................         269.8
Selling, general and
 administrative expense......          96.2
Restructuring................            --
Income from operations.......         173.6
Other income (expense),
 net.........................           3.2
Interest expense.............         106.0
Income tax provision.........          28.4
Dividends and accretion on
 Warren senior preferred
 stock.......................           9.1
Net income (loss)............          33.3
Dividends on preferred
 stock.......................           4.6
Net income (loss) applicable
 to common stockholders......          28.7
SHARE DATA:
Net earnings per common
 share.......................     $    0.80
Weighted average common
 shares outstanding (in
 millions)...................          35.9
Dividends declared per common
 share.......................            --
BALANCE SHEET DATA (AT END OF
 PERIOD)
Working capital..............     $   177.9
Total assets.................       1,887.3
Total debt (including current
 maturities).................       1,127.4
Warren senior preferred
 stock.......................          74.5
Preferred stock..............          42.1
Parent's equity..............            --
Stockholders' equity.........         365.1


--------------------------------------------------------------------------------


(1) Includes  the  revision  in  the  estimated  useful  lives  used  to compute
    depreciation  for   certain  equipment   which  increased   net  income   by
    approximately  $26.2  million  as  well  as  the  adoption  of  Statement of
    Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" which reduced net income by approximately $6.1 million.



* This amended report is being voluntarily filed with the Commission pursuant to the registrant's contractual obligations to file with the Commission all financial information that would be required to be filed on a Form 10-K. The registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION


    SDW Holdings Corporation ("Holdings") owns all of the outstanding common stock of S.D. Warren Company ("S.D. Warren", "Warren", or the "Successor Corporation"). Holdings is a holding company with no material assets other than its investment in Warren. All of the operations of Holdings (other than the management of its investment in Warren and the provision of certain corporate services to Warren) are currently conducted through Warren. The following discussion relates principally to the results of operations and financial condition of Warren. Accordingly, Holdings together with Warren are referred to herein as to the "Company".

    The Company manufactures printing, publishing and specialty papers and has pulp and timberland operations vertically integrated with some of its manufacturing facilities. The Company is the largest producer of coated free paper (free of groundwood pulp) in the United States. The Company currently operates four paper mills with total annual production capacity of approximately
1.5 million tons of paper. The Company also owns a sheeting and distribution facility in Allentown, Pennsylvania, with annual sheeting capacity of approximately 90,000 tons, and owns approximately 911,000 acres of timberlands in the State of Maine.


    As of October 8, 1994, SDW Acquisition Corporation ("SDW Acquisition"), a direct wholly-owned subsidiary of Holdings, entered into a definitive agreement (the "Stock Purchase Agreement") pursuant to which, on December 20, 1994, SDW Acquisition acquired (the "Acquisition") from Scott Paper Company ("Scott") all of the outstanding capital stock of Warren, then a wholly-owned subsidiary of Scott, and certain related affiliates of Scott. Immediately following the Acquisition, SDW Acquisition merged with and into Warren (the "Merger"), with
Warren surviving. See the Notes to Financial Statements for information regarding the Acquisition and financing for the Acquisition.



    The Acquisition has resulted in a new basis of accounting, the adoption of certain accounting policies which differ from the accounting policies of the Predecessor Corporation, (as defined in the Notes to Financial Statements), and increases to certain manufacturing costs (purchased pulp and energy within the Company's Mobile, Alabama facility) resulting from obtaining these manufacturing resources on a third party versus affiliate basis. As a result, the Predecessor Corporation's financial statements for periods prior to the Acquisition are not comparable to the Company's.



    The Company wishes to caution readers that this discussion and analysis contains forward-looking statements which, at the time made, speak about the future and are based upon management's interpretation of what it believes are significant factors affecting the Company's business. The Company believes that various factors could affect the Company's actual results and could cause the Company's actual results for 1995 and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Such factors include, but are not limited to: global economic and market conditions; production and capacity in the United States and Europe; production and pricing levels of pulp and paper; any major disruption in production at key facilities; alterations in trade conditions in and between the United States and other countries where the Company does business and changes in environmental, tax and other laws and regulations.


MARKET OVERVIEW

    The paper market is highly cyclical, characterized by periods of supply and demand imbalance. Between 1988 and 1993, the rate of growth of demand slowed as a result of the world-wide recession. Conversely, coated paper capacity increased significantly in North America during such period. In addition, in 1992, North American imports from Europe increased as a result of excess capacity in Europe and a devaluation of certain European currencies in relation to the U.S. dollar, causing North American prices to deteriorate. During the third quarter of calendar year 1994, Warren's net selling prices began to improve. List price increases of approximately $60 per ton for the #1 and #2 grades and approximately $65 per ton for the #3 grade were announced in August 1994 by Warren and other major coated paper producers, and a further list price increase for #3 grade of approximately $40 per ton was announced in October 1994 which became effective in December 1994. The Company believes that as a result of this improved pricing environment, selling price discounts for the #2 and #3 grades were also significantly reduced during the third quarter of 1994. During the first quarter of 1995, a list price increase of approximately $97 per ton from the December 1994 price level was achieved for #3 grade web paper. In April 1995, a further 10.5% price increase for the Company's #3 grade web paper, over the average price for such paper for the first quarter of 1995, was achieved.


    However, since the third quarter of 1995, the industry has experienced a softening in orders across certain product lines as merchants, printers and other converters have reduced inventory levels which had increased above normal levels. The reduction in apparent demand has also resulted in a weakening in prices, with discounting occurring on certain paper product grades. Management believes that the underlying long-term demand fundamentals of the industry remain sound and that the impact of this industry-wide inventory adjustment, on the basis that demand returns to expected levels during the early part of 1996, will not have a material adverse effect on the Company's financial position, results of operations or cash flows. However, any failure of the industry to maintain its recovery in the near future, or any prolonged or severe weakness in the market for any of the Company's products in the future, may adversely affect the Company's financial position, results of operations and cash flows. Although the economy is expected to continue growing, and the volume of new capacity currently announced by the industry is likely to be absorbed by anticipated demand growth (as the lead time for any further significant capacity would likely be two years or longer from announcement), it is unlikely that prices will continue to rise at the rate of the past year.



    The following discussion and analysis should be read in conjunction with the Financial Statements and the Notes thereto.


RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 27, 1995 COMPARED TO NINE MONTHS ENDED SEPTEMBER 24, 1994

    The following discussion compares the results of operations for the Company's nine month period ended September 27, 1995 with the Predecessor Corporation's nine month period ended September 24, 1994. For purposes of this discussion, the period December 21, 1994 through September 27, 1995 is referred to as the nine month period ended September 27, 1995 and the "Company" also refers to the Predecessor Corporation.

    SALES

    Sales for the nine months ended September 27, 1995 were $1,155.8 million compared to $828.8 million for the nine months ended September 24, 1994, an increase of $327.0 million or 39.5%. Shipment volume increased from approximately 846,300 tons for the nine months ended September 24, 1994 to 965,000 tons for the nine months ended September 27, 1995 or approximately 14.0%. This increase is primarily attributable to increased volume of coated free paper. Average net revenue per ton increased by $218.4 or 22.3% across all grades due to higher selling prices and reduced sales of second quality paper resulting from improved manufacturing performance achieved during this period.

    COST OF GOODS SOLD


    Costs of goods sold for the nine months ended September 27, 1995 were $886.0 million compared to $722.4 million for the nine months ended September 24, 1994, an increase of $163.6 million or 22.6%. This increase is attributable to the increase in volume sold and increased raw material cost for purchased pulp and wood and wood chips used to manufacture pulp, partially offset by a net reduction in labor costs and increased production efficiencies and output.


    The increase in wood and wood chip costs was primarily attributable to the increased demand for lumber by the housing sector as the economy expanded. The increase in pulp costs primarily resulted from significantly higher prices on purchased pulp and the effect of the Company's market-based long-term pulp supply contract at the Company's Mobile, Alabama facility which was entered into with Scott at the time of the Acquisition. Prior to the Acquisition, pulp purchases for the Company's Mobile operations were on a shared cost basis with other Scott operations located at the Mobile facility.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE


    Selling, general and administrative expenses for the nine months ended September 27, 1995 increased approximately 33.4% or $24.1 million. This increase is primarily due to the increase in distribution and administrative related expenses. Distribution related expenses increased primarily as a result of the increase in sales volume. Administrative expenses increased primarily as a result of the costs incurred to obtain the appropriate level of administrative services that were previously performed by Scott. Selling, general and administrative expenses as a percent of sales remained relatively flat at 8.3% for the nine months ended September 27, 1995 as compared to 8.7% for the nine months ended September 24, 1994.


    INCOME (LOSS) FROM OPERATIONS


    Income from operations for the nine months ended September 27, 1995 was $173.6 million compared to $34.3 million for the nine months ended September 24, 1994. This increase is primarily attributable to the substantial increase in gross profit partially offset by the increase in selling, general and administrative expenses.


    OTHER INCOME (EXPENSE), NET

    Other income (expense), net for the nine months ended September 27, 1995 was $3.2 million compared to $0.1 million for the nine months ended September 24, 1994. This increase is primarily due to an increase in interest income. This increase in interest income is primarily due to interest earned on surplus cash balances held prior to the application of such balances towards certain business requirements and the reduction of long-term debt.

    INTEREST EXPENSE AND TAXES

    Following the Acquisition, Warren's capitalization and tax basis of accounting changed significantly. As a result, the Company's interest and tax expense prior to the Acquisition are not comparable to results following the Acquisition.


    Interest expense for the nine months ended September 27, 1995 was $106.0 million compared to $6.4 million for the nine months ended September 24, 1994. This increase reflects the incremental interest costs for the nine months ended September 27, 1995 associated with the financing of the Acquisition, as discussed in the Notes to Financial Statements. For the nine months ended September 27, 1995 interest expense includes the amortization of deferred financing fees. The Company's hedging activities as discussed in the Notes to Financial Statements did not have a material effect on the weighted average borrowing rate or interest expense for the nine months ended September 27, 1995.



    Income tax expense was $28.4 million for the nine months ended September 27, 1995 compared to $11.2 million for the nine months ended September 24, 1994. This increase is primarily attributable to changes in the Company's earnings levels.



    Dividends and accretion on Warren Senior Preferred Stock (as defined in the Notes to Financial Statements) of $9.1 million have been accounted for as the equivalent of a minority interest for financial statement presentation.


TWELVE MONTHS ENDED DECEMBER 20, 1994 COMPARED TO TWELVE MONTHS ENDED DECEMBER 25, 1993

    The following discussion compares the results of operations for the Predecessor Corporation's approximate twelve month period ended December 20, 1994 with the twelve month period ended December 25, 1993. For purposes of discussions prior to December 20, 1994, the "Company" refers to the Predecessor Corporation. The twelve month period ended December 20, 1994 refers to the Predecessor Corporation's combined results for the nine months ended September 24, 1994 and the period September 25, 1994 through December 20, 1994.

    SALES

    Sales for the twelve months ended December 20, 1994 were $1,142.4 million compared to $1,143.6 million for the twelve months ended December 25, 1993. Shipment volume increased to approximately

1,142,000 tons for the twelve months ended December 20, 1994 from approximately 1,131,300 tons for the twelve months ended December 25, 1993. Average net revenue per ton was relatively constant from period to period.

    COST OF GOODS SOLD


    Cost of goods sold for the twelve months ended December 20, 1994 were $986.1 million compared to $975.5 million for the twelve months ended December 25, 1993, an increase of $10.6 million. This increase is primarily due to an increase in raw material costs during 1994 as compared to the previous year partially offset by a net reduction in labor costs during such period. The increase in raw material cost was primarily due to the increase in tons shipped and increased costs for wood and wood chips used to manufacture pulp.


    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE


    Selling, general and administrative expenses include marketing and distribution, research, administrative and general and restructuring expenses. For the twelve months ended December 20, 1994 the Company's selling, general and administrative expenses were $94.3 million compared to $157.8 million for the twelve months ended December 25, 1993, a decrease of $63.5 million or 40.2%. Excluding a $66.1 million restructuring charge (see the Notes to Financial Statements) and the effect of gains on land sales of $4.6 million during the twelve months ended December 25, 1993 that were not present in the twelve months ended December 20, 1994, selling general and administrative expenses remained relatively flat from period to period.


    INCOME (LOSS) FROM OPERATIONS


    Income from operations for the twelve months ended December 20, 1994 was $62.0 million compared to $10.3 million for the twelve months ended December 25, 1993. Excluding a $66.1 million restructuring charge and the effect of gains on land sales of $4.6 million during the twelve months ended December 25, 1993, income from operations would have been $71.8 million for that period. The decrease in income from operations for the twelve month period ended December 20, 1994 to $62.0 million as compared to $71.8 million for the twelve months ended December 25, 1993, adjusted for the restructuring charge and the gains on land sales, is primarily due to the aforementioned increase in cost of goods sold.


LIQUIDITY AND CAPITAL RESOURCES


    The Predecessor Corporation historically participated in Scott's cash management system. Accordingly, cash received from the Predecessor Corporation's domestic operations was administered centrally along with the financing of working capital requirements and capital expenditures. Effective with the Acquisition, the Company instituted a cash management program partly administered by its principal lender. The full administration for cash and treasury management was assumed by the Company in April 1995.


NINE MONTHS ENDED SEPTEMBER 27, 1995 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 24, 1994

    The following discussion compares the Company's nine month period ended September 27, 1995 with the Predecessor Corporation's nine month period ended September 24, 1994. For purposes of this discussion, the nine month period ended September 27, 1995 refers to the period December 21, 1994 through September 27, 1995 and the "Company" also refers to the Predecessor Corporation.


    Net cash provided from operating activities was $136.0 million and $27.8 million for the nine months ended September 27, 1995 and September 24, 1994, respectively. The increase in cash provided by operations for the nine months ended September 27, 1995 compared to the comparable period in 1994 is primarily due to an increase in net income, accounts payable and accrued liabilities, offset by an increase in accounts receivable and inventory.



    Operating working capital increased to $174.3 million at September 27, 1995 compared to $112.4 million at September 24, 1994. Operating working capital is defined as trade accounts receivables, other receivables and inventories, less accounts payable, accrued and other current liabilities.



    The increase in accounts receivable at September 27, 1995 as compared to the balance at September 24, 1994 is primarily due to the effect of the receivables that were factored by the Predecessor Corporation as of

September 24, 1994, as indicated in the Notes to Financial Statements, and the increase in sales. The increase in inventory at September 27, 1995 compared to September 24, 1994 was primarily due to enhanced production levels, an increase in purchasing volume, higher costs of raw materials and the effect of the change in inventory costing method as indicated in the Notes to Financial Statements. The increase in accounts payable at September 27, 1995 compared to September 24, 1994 was also primarily attributable to the increase in purchasing volume and the higher costs of raw materials.


    The Company's current ratio, the ratio of current assets to current liabilities, was 1.6 at September 27, 1995 compared to 2.3 at September 24, 1994. This decrease is primarily due to the increase in the current portion of long-term debt and the decrease in the current deferred tax asset offset by the increase in operating working capital for such period.



    The changes in the balances of deferred taxes, goodwill, deferred financing costs, other assets, current and long-term debt, accrued liabilities and other long-term liabilities were primarily caused by the Acquisition (see the Notes to Financial Statements). Accrued liabilities also increased as a result of interest accrued on Warren's term loan facility.



    Net cash used for investing activities for the nine months ended September 27, 1995 was $1,489.6 million compared to $46.4 million for the nine months September 24, 1994. Net cash used in investing activities for the nine months ended September 27, 1995 includes the effect of the cash outflows related to the Acquisition of approximately $1,455.9 million. This amount is net of $43.6 million the Company received from Scott pursuant to a post closing adjustment mechanism in the Stock Purchase Agreement and includes the cash outflows for related transaction fees of approximately $19.2 million (see the Notes to Financial Statements).



    Capital expenditures for the nine months ended September 27, 1995 were $33.7 million compared to $32.3 million for the nine months ended September 24, 1994. Capital spending for the nine months ended September 27, 1995 and September 24, 1994 were primarily for improvements to the Company's manufacturing and distribution facilities. Capital spending for the nine months ended September 24, 1994 included expenditures of approximately $9.0 million related to the new sheeting and distribution facility located in Allentown, Pennsylvania, which began operations in the second quarter of fiscal 1994.


    Estimated capital expenditures are expected to approximate $100.0 million during fiscal year 1996. In addition, due to a wide variety of increasingly stringent environmental laws and regulations, including compliance with the cluster rules (see ENVIRONMENTAL AND SAFETY MATTERS), the Company anticipates that capital expenditures related to environmental compliance by the Company will be approximately $85.0 million to $95.0 million through fiscal year 1999, assuming the cluster rules are adopted. The Company believes that cash generated by operations and amounts available under Warren's revolving credit facility will be sufficient to meet its ongoing operating and capital expenditure requirements.


    Net cash provided by financing activities for the nine months ended September 27, 1995 was $1,340.8 million compared to $21.2 million for the nine months ended September 24, 1994. Cash provided by financing activities for the nine months ended September 27, 1995 includes proceeds from long-term debt of $1,105.7 million which is net of approximately $59.7 million of related financing fees. The related financing fees have been recorded as a long-term deferred asset and are being amortized over the life of the debt. During the nine months ended September 27, 1995, the Company repaid $162.1 million of amounts primarily borrowed under the Revolving Credit Facility (see the Notes to Financial Statements). In addition, Holdings received net proceeds from the issuance of preferred and common stock of $37.5 million and $294.3 million, respectively, all of which was distributed to Warren. In addition, Warren received net proceeds of approximately $65.4 million from the issuance of preferred stock. Cash provided by financing activities for the nine months ended September 27, 1995 was primarily utilized for the Acquisition.


TWELVE MONTHS ENDED DECEMBER 20, 1994 COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 25, 1993

    The following discussion compares the Predecessor Corporation's approximate twelve month period ended December 20, 1994 with the twelve month period ended December 25, 1993. For purposes of this discussion, "Company" refers to the Predecessor Corporation. The twelve month period ended December 20, 1994 refers to the Predecessor Corporation's combined results for the nine months ended September 24, 1994 and the period September 25, 1994 through December 20, 1994.



    The Company's net cash provided by operating activities was $81.5 million for the twelve months ended December 20, 1994 compared to $130.3 million for the twelve months ended December 25, 1993. This decrease is primarily due to increased receivables, a reduction in payables and spending related to the restructuring announced in the fourth quarter of fiscal year 1993.



    Net cash used by investing activities for the twelve months ended December 20, 1994 was $60.9 million compared to $73.7 million for the twelve months ended December 25, 1993. This decrease is primarily attributable to decreased investments in plant assets and timber resources. Capital expenditures for the twelve months ended December 20, 1994 were $46.8 million compared to $68.9 million for the twelve months ended December 25, 1993. This decrease is primarily due to spending related to the sheeting and distribution facility located in Allentown, Pennsylvania, which began operations in the quarter ended June 25, 1994.



    Net cash provided by financing activities for the twelve months ended December 20, 1994 was $52.3 million compared to a use of cash of $55.8 million for the twelve months ended December 25, 1993. The $52.3 million net cash flow for the twelve months ended December 20, 1994 primarily reflects net capital infusions of $57.0 million the Predecessor Corporation received from Scott. For the twelve months ended December 25, 1993, Scott made net capital withdrawals of $54.1 million.


OTHER ITEMS

    DEBT AND PREFERRED STOCK


    In connection with the Acquisition, the Company's indebtedness was significantly increased, resulting in significant debt service obligations. At September 27, 1995, the Company's long-term debt was $1,048.8 million compared to $116.8 million at September 24, 1994, an increase of $932.0 million. Current maturities of long-term debt increased from $3.0 million at September 24, 1994 to $78.6 million at September 27, 1995. The excess cash balance at September 27, 1995 was primarily used to meet Warren's credit facility obligations during the first quarter of fiscal 1996. See the Notes to Financial Statements.



    Warren has a $250.0 million revolving credit facility to finance working capital needs. At September 27, 1995, Warren did not have any borrowings under the facility, resulting in an unused borrowing capacity of $229.4 million, after giving effect to outstanding letters of credit, which may be used to finance working capital needs. Warren is required to pay a commitment fee of 0.5% per annum on the average daily unused commitment available under the revolving credit facility. See the Notes to Financial Statements.



    In addition, Warren has a Letter of Credit Facility (as defined in the Notes to Financial Statements) to support certain of its obligations. Warren had $170.5 million of letters of credit outstanding under its Letter of Credit Facility at September 27, 1995. Warren pays a commission of 2.5% on outstanding letters of credit and an issuance fee of 0.25% per annum on letters of credit issued. See the Notes to Financial Statements.



    Warren's Credit Agreement (as defined in the Notes to Financial Statements) contains restrictive covenants which limit the Company with respect to certain matters including, among other things, the ability to incur debt, pay dividends, make acquisitions, sell assets, merge, grant or incur liens, guarantee obligations, make investments or loans, make capital expenditures, create subsidiaries or change its line of business. The Credit Agreement also restricts Warren from prepaying certain of its indebtedness. Under the Credit Agreement, Warren is required to satisfy certain financial covenants which will require Warren to maintain specified financial ratios, including a minimum interest coverage ratio, a minimum debt service ratio and a net worth test (see the Notes to Financial Statements). As a result of extending the filing date of Warren's Annual Report on Form 10-K from December 26, 1995 to January 10, 1996, Warren was unable to satisfy specific financial reporting covenants under the Credit Agreement. As a result, Warren obtained a waiver from the lenders which extended the requirement to distribute such financial information through January 17, 1996, at which time management was in compliance with such covenants.

    In addition, Warren is required by the terms of the Credit Agreement to enter into fixed rate interest protection agreements on a portion of its outstanding debt. At September 27, 1995, $205.0 million of debt was covered by such interest rate protection agreements. See the Notes to Financial Statements.



    The Company does not anticipate paying cash dividends on the Warren Senior Preferred Stock (as defined in the Notes to Financial Statements) or the Preferred Stock (as defined in the Notes to Financial Statements) or the Common Stock (as defined in the Notes to Financial Statements) for any period ending on or prior to December 15, 1999. The Company intends to retain future earnings, if any, for use in its business and does not anticipate paying any cash dividends on such preferred stock prior to such date. In addition, the terms of the Credit Agreement and the indenture (the "Indenture") relating to the Notes (as defined in the Notes to Financial Statements) limit the amount of cash dividends Warren may pay with respect to such preferred stock and other equity securities both before and after that date. See the Notes to Financial Statements.


    FINANCIAL INSTRUMENTS


    The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt. In addition, the Company uses interest rate caps and swaps, which are required by the terms of the Credit Agreement, as a means of managing interest rate risk associated with the current debt balances. The Company adopted Statement of Financial Accounting Standards No. 119 ("FAS 119") "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" in 1995. See the Notes to Financial Statements.


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


    In addition to conventional pollutants, minute quantities of dioxins and other chlorinated organic compounds may be contained in the wastewater effluent of the Company's bleached kraft pulp mills in Somerset and Westbrook, Maine and Muskegon, Michigan. The most recent National Pollutant Discharge Elimination System ("NPDES") wastewater permit limits proposed by the EPA would limit dioxin discharges from the Company's Somerset and Westbrook mills to less than the level of detectability. The Company is presently meeting the EPA's proposed dioxin limits but it is not meeting the proposed limits for other parameters (e.g. temperature and color) and is pursuing efforts to revise these other wastewater permit limits for its facilities. While the permit limitations at these two facilities are being challenged, the Company continues to operate under existing EPA permits, which have technically expired, in accordance with accepted administrative practice. In addition, the Muskegon mill is involved, as one of various industrial plaintiffs, in litigation with the County of Muskegon regarding the mill's wastewater treatment permit. The lawsuit challenges the permit's effluent limits imposed by local ordinance as arbitrary and unreasonable. In the meantime, the mill also has applied for alternative effluent limits. Although the Company believes that it will be successful in its various administrative and judicial challenges to those limits and in any negotiations of such limits with environmental regulatory authorities, the imposition of currently proposed limits could require substantial additional expenditures, including short-term expenditures, and may lead to substantial fines for any noncompliance.


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

    The Muskegon mill has had discussions with the Michigan Department of Natural Resources ("DNR") regarding a wastewater surge pond adjacent to the Muskegon Lake. The DNR presently is considering whether the surge pond is in compliance with Michigan Act 245 (Water Resources Commission Act) regarding potential discharges from that pond. The matter is now subject to the results of a pending engineering investigation. There is a possibility that, as a result of DNR requirements, the surge pond may be closed in the future. The Company estimates the cost of closure could be approximately $2.0 million. In addition, if it is necessary to replace the functional capacity of the surge pond with above-grade structures, the Company preliminarily estimates that up to an additional $8.0 million may be required for such construction costs.


    Warren has been identified as a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), or analogous state law, for cleanup of contamination at seven sites. Based upon the Company's understanding of the total amount of liability at each site, its calculation of its percentage share in each proceeding, and the number of potentially responsible parties at each site, the Company presently believes that its aggregate exposure for these matters will not be material. Moreover, in accordance with the Stock Purchase Agreement, Warren's former parent, Scott, agreed to indemnify and defend the Company for and against, among other things, the full amount of any damages or costs resulting from the off-site disposal of hazardous substances occurring prior to the date of closing, including all damages and costs related to these seven sites. Since the date of closing of the acquisition agreement, Scott has been performing under the terms of this environmental indemnity and defense provision and, therefore, the Company has not expended any funds with respect to these seven sites.



    The Company must comply with a number of federal and state regulations that govern health and safety in the workplace, the most significant of which is the Federal Occupational Safety and Health Act ("OSHA"). Pursuant to a voluntary OSHA program piloted in the State of Maine in 1993, the Predecessor Corporation performed a self-assessment audit with respect to OSHA mandates at its Somerset and Westbrook mills and submitted a compliance plan to address certain health and safety matters. The Company anticipates that the total cost of implementing the compliance plan will be approximately $19.0 million. As of September 27, 1995, approximately $14.4 million of the total estimated $19.0 million had been expended. The Company expects that the majority of the remaining costs will be expended during fiscal years 1996 and 1997. The Company recognizes these costs as they are incurred.



    The Company currently has a five year demolition project in progress at its Westbrook facility for health and safety reasons. Total costs of the project are estimated to be approximately $9.0 million, of which approximately $4.5 million had been spent as of September 27, 1995. The Company recognizes these costs as they are incurred.


    The Company does not believe that it will have any liability under recent emergency legislation enacted by the State of Maine to cover a significant shortfall in the Maine workers' compensation system through assessments of employers and insurers; however, there can be no assurance that the existing legislation will fully address the shortfall.

    None of these matters, individually or in the aggregate, is expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.

    RESTRUCTURING

    During the fourth quarter of fiscal year 1993, the Predecessor Corporation recorded a charge of $66.1 million, primarily for restructuring and productivity improvement programs. The charge included the estimated effect of further workforce reductions, as well as actions to consolidate and simplify the Predecessor Corporation's coated papers business. The remaining reserve balance as of September 24, 1994 was fully utilized by the Predecessor Corporation prior to the date of the Acquisition.

    LONG-TERM CONTRACTS

    A substantial portion of Warren's electricity requirements are satisfied through cogeneration agreements ("Power Purchase Agreements" or "Agreements") whereby the Somerset and Westbrook mills each cogenerate electricity and sell the output to Central Maine Power Company ("CMP"). The Westbrook and Somerset Agreements require CMP to purchase such energy produced by these cogeneration facilities at above market rates which has reduced the Company's historical cost of electrical energy. The Westbrook Agreement expires October 31, 1997 and the Somerset Agreement expires in the year 2012. The favorable pricing element of the Somerset Agreement will end on November 30, 1997. The agreements also require the mills to purchase electricity from CMP at the standard industrial tariff rate. See the Notes to Financial Statements.

    To properly reflect the fair market value of the acquired Power Purchase Agreements as of the Acquisition date, the Company established a deferred asset of approximately $32.3 million, in accordance with APB No. 16. This deferred asset is recorded with other contracts valued at the Acquisition date as a net long-term liability. This deferred asset is being amortized over the remaining life of the favorable Power Purchase Agreements. For the nine months ended September 27, 1995, amortization expense related to this asset approximated $10.8 million.

CONSIDERATIONS RELATING TO HOLDINGS' CASH OBLIGATIONS


    Because Holdings has no material assets other than the outstanding common stock of Warren (all of which is pledged to the lenders under the Credit Agreement) and all of the operations of Holdings (other than the management of its investment in Warren) are currently conducted through Warren and its subsidiaries, Holdings' ability to meet its cash obligations is dependent upon the earnings of Warren and its subsidiaries and the distribution or other provision of those earnings to Holdings. Holdings has no material indebtedness outstanding (other than advances that may be owed from time to time to Warren and guarantees in respect of indebtedness of Warren and its subsidiaries) and Holdings Preferred Stock, which was issued in connection with the Acquisition, is not mandatorily redeemable (except upon the occurrence of certain specified events) and provides that dividends need not be paid in cash until the year 2000. Holdings does, however, have various obligations with respect to its equity securities (including registration rights granted by Holdings) that are likely to require cash expenditures by Holdings. The Company believes that the Credit Agreement, the Indenture and the Warren Senior Preferred Stock permit Warren to pay a dividend or otherwise provide funds to Holdings to enable Holdings to meet its known cash obligations for the foreseeable future, provided that Warren meets certain conditions. Among such conditions are that Warren maintain specified financial ratios and comply with certain financial tests.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            SDW HOLDINGS CORPORATION
                         INDEX TO FINANCIAL STATEMENTS


                                                                                                               PAGES
                                                                                                             ---------

Independent Auditors' Report...............................................................................         13

Financial Statements of SDW Holdings Corporation

  Statements of Operations for the twelve months ended December 25, 1993, the nine months ended September
   24, 1994, the period September 25, 1994 through December 20, 1994 and the period December 21, 1994
   through September 27, 1995..............................................................................         14

  Balance Sheets as of September 24, 1994 and September 27, 1995...........................................         15

  Statements of Cash Flows for the twelve months ended December 25, 1993, the nine months ended September
   24, 1994, the period September 25, 1994 through December 20, 1994 and the period December 21, 1994
   through September 27, 1995..............................................................................         16

  Statements of Changes in Parent's Equity for the twelve months ended December 25, 1993, the nine months
   ended September 24, 1994 and the period September 25, 1994 through December 20, 1994....................         17

  Statement of Changes in Stockholders' Equity for the period December 21, 1994 through September 27,
   1995....................................................................................................         18

  Notes to Financial Statements............................................................................         19

Financial Statement Schedules

    I -- Condensed Financial Information of Parent.........................................................         45

    II -- Valuation and Qualifying Accounts................................................................         48

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of SDW Holdings Corporation and subsidiaries:

    We have audited the consolidated balance sheet of SDW Holdings Corporation and subsidiaries (the "Company") as of September 27, 1995 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the period December 21, 1994 (commencing with the acquisition) through September 27, 1995. We have also audited the combined balance sheet of S.D. Warren Company and certain related affiliates (the "Predecessor Corporation") as of September 24, 1994 and the related combined statements of operations, changes in parent's equity, and cash flows for the twelve month period ended December 25, 1993, the nine month period ended September 24, 1994 and for the period September 25, 1994 through December 20, 1994. Our audits also included the financial statement schedules listed in the Index. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    As discussed in Note 1 to the financial statements, S.D. Warren Company and certain related affiliates were acquired effective December 20, 1994. The transaction was accounted for using the purchase method of accounting whereby the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. Accordingly, the balance sheet and the statements of operations, changes in parent's equity and cash flows of the Predecessor Corporation for the periods referred to in the first paragraph of this report are not comparable with those presented for the Company.


    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 27, 1995 and the results of their operations and their cash flows for the period December 21, 1994 (commencing with the acquisition) through September 27, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the combined financial statements of the Predecessor Corporation present fairly, in all material respects, the financial position of the Predecessor Corporation at September 24, 1994 and the results of their operations, and their cash flows for the twelve month period ended December 25, 1993, the nine month period ended September 24, 1994 and for the period
September 25, 1994 through December 20, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



    As discussed in Note 2 to the financial statements, the accompanying financial statements and financial statement schedules have been restated.


DELOITTE & TOUCHE LLP


Boston, Massachusetts
September 11, 1996

                            SDW HOLDINGS CORPORATION
                            STATEMENTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


                                         RESTATED             RESTATED                RESTATED                 RESTATED
                                       TWELVE MONTHS        NINE MONTHS         PERIOD SEPTEMBER 25,      PERIOD DECEMBER 21,
                                           ENDED               ENDED                1994 THROUGH             1994 THROUGH
                                     DECEMBER 25, 1993   SEPTEMBER 24, 1994       DECEMBER 20, 1994       SEPTEMBER 27, 1995
                                     -----------------   ------------------   -------------------------   -------------------
                                        S.D. WARREN         S.D. WARREN
                                        COMPANY AND         COMPANY AND        S.D. WARREN COMPANY AND
                                      CERTAIN RELATED     CERTAIN RELATED          CERTAIN RELATED           SDW HOLDINGS
                                        AFFILIATES           AFFILIATES              AFFILIATES               CORPORATION
                                       (PREDECESSOR)       (PREDECESSOR)            (PREDECESSOR)          AND SUBSIDIARIES
                                     -----------------   ------------------   -------------------------   -------------------
Sales..............................      $1,143.6              $828.8                  $313.6                  $1,155.8
Cost of goods sold.................         975.5               722.4                   263.7                     886.0
                                         --------              ------                  ------                  --------
Gross profit.......................         168.1               106.4                    49.9                     269.8
Selling, general and administrative
 expense...........................          91.7                72.1                    22.2                      96.2
Restructuring......................          66.1             --                    --                         --
                                         --------              ------                  ------                  --------
Income from operations.............          10.3                34.3                    27.7                     173.6
Other income (expense), net........           0.1                 0.1                    (0.5)                      3.2
Interest expense...................           8.5                 6.4                     2.3                     106.0
                                         --------              ------                  ------                  --------
Income before income taxes and
 other items.......................           1.9                28.0                    24.9                      70.8
Income tax expense.................           6.5                11.2                     9.9                      28.4
Dividends and accretion on Warren
 senior preferred stock............       --                  --                    --                              9.1
                                         --------              ------                  ------                  --------
Net income (loss)..................          (4.6)               16.8                    15.0                      33.3
Dividends on preferred stock.......       --                  --                    --                              4.6
                                         --------              ------                  ------                  --------
Net income (loss) applicable to
 common stockholders...............      $   (4.6)             $ 16.8                  $ 15.0                  $   28.7
                                         --------              ------                  ------                  --------
                                         --------              ------                  ------                  --------
Net earnings per common share......                                                                            $   0.80
                                                                                                               --------
                                                                                                               --------
Weighted average number of shares
 outstanding.......................                                                                                35.9
                                                                                                               --------
                                                                                                               --------


                See accompanying notes to financial statements.

                            SDW HOLDINGS CORPORATION
                                 BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)


                                                                    RESTATED         RESTATED
                                                                  SEPTEMBER 24,    SEPTEMBER 27,
                                                                      1994             1995
                                                                 ---------------  ---------------
                                                                   S.D. WARREN
                                                                     COMPANY
                                                                   AND CERTAIN     SDW HOLDINGS
                                                                     RELATED        CORPORATION
                                                                   AFFILIATES           AND
                                                                  (PREDECESSOR)    SUBSIDIARIES
                                                                 ---------------  ---------------
                            ASSETS
Current Assets:
  Cash and cash equivalents....................................     $     4.7        $    62.2
  Trade accounts receivable, net...............................          69.8            129.4
  Other receivables............................................          21.7             24.2
  Inventories..................................................         135.7            226.5
  Deferred income taxes........................................          38.5              8.9
  Other current assets.........................................           3.6             11.1
                                                                 ---------------  ---------------
      Total current assets.....................................         274.0            462.3
Plant assets, net..............................................       1,341.7          1,150.7
Timber resources, at cost less timber harvested................          28.1             98.4
Goodwill, net..................................................        --                 98.1
Deferred financing fees, net...................................        --                 53.1
Other assets, net..............................................          33.1             24.7
                                                                 ---------------  ---------------
      Total assets.............................................     $ 1,676.9        $ 1,887.3
                                                                 ---------------  ---------------
                                                                 ---------------  ---------------

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt.........................  $        3.0     $       78.6
  Accounts payable.............................................          73.0            112.2
  Accrued and other current liabilities........................          41.8             93.6
                                                                 ---------------  ---------------
      Total current liabilities................................         117.8            284.4
                                                                 ---------------  ---------------
Long-term debt:
  Term loans...................................................       --                 553.8
  Senior subordinated notes....................................       --                 375.0
  Other........................................................         116.8            120.0
                                                                 ---------------  ---------------
                                                                        116.8          1,048.8
                                                                 ---------------  ---------------
Deferred income taxes..........................................         211.9             21.2
                                                                 ---------------  ---------------
Other liabilities..............................................          93.9             93.3
                                                                 ---------------  ---------------
      Total liabilities........................................         540.4          1,447.7
                                                                 ---------------  ---------------
Commitments and contingencies (Note 16)
Warren Series B redeemable exchangeable preferred stock
 (liquidation value, $83.5 million)............................       --                  74.5
                                                                 ---------------  ---------------
Stockholders' equity:
  Preferred stock (liquidation value, $42.1 million)...........       --                  42.1
  Common stock ($0.01 par value; 100 million shares authorized;
   30.7 million shares issued and outstanding at September 27,
   1995).......................................................       --                   0.3
  Capital in excess of par value...............................       --                 294.0
  Retained earnings............................................       --                  28.7
  Parent's equity..............................................       1,136.5          --
                                                                 ---------------  ---------------
      Total stockholders' equity...............................       1,136.5            365.1
                                                                 ---------------  ---------------
      Total liabilities and stockholders' equity...............  $    1,676.9     $    1,887.3
                                                                 ---------------  ---------------
                                                                 ---------------  ---------------


                See accompanying notes to financial statements.

                            SDW HOLDINGS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)


                                         RESTATED             RESTATED
                                       TWELVE MONTHS        NINE MONTHS               RESTATED
                                           ENDED               ENDED            PERIOD SEPTEMBER 25,            RESTATED
                                     DECEMBER 25, 1993   SEPTEMBER 24, 1994         1994 THROUGH          PERIOD DECEMBER 21,
                                     -----------------   ------------------       DECEMBER 20, 1994           1994 THROUGH
                                        S.D. WARREN         S.D. WARREN       -------------------------    SEPTEMBER 27, 1995
                                        COMPANY AND         COMPANY AND        S.D. WARREN COMPANY AND    --------------------
                                      CERTAIN RELATED     CERTAIN RELATED          CERTAIN RELATED            SDW HOLDINGS
                                        AFFILIATES           AFFILIATES              AFFILIATES               CORPORATION
                                       (PREDECESSOR)       (PREDECESSOR)            (PREDECESSOR)           AND SUBSIDIARIES
                                     -----------------   ------------------   -------------------------   --------------------
Cash Flows from Operating
 Activities:
  Net income (loss)................      $   (4.6)             $ 16.8                  $ 15.0                   $   33.3
  Adjustments to reconcile net
   income (loss) to net cash
   provided by operating
   activities:
    Depreciation, cost of timber
     harvested and amortization....          93.1                71.6                    28.8                       89.8
    Deferred income taxes..........           1.0                 8.4                    15.8                       12.3
    Gains on asset sales...........          (4.6)            --                    --                          --
    Dividends and accretion on
     Warren preferred stock........       --                  --                    --                               9.1
  Changes in assets and liabilities
   net of the effect of the
   Acquisition:
    Trade accounts receivables,
     net...........................           2.8                (9.8)                   (1.7)                     (23.0)
    Inventories....................         (13.4)              (13.0)                    5.4                      (57.6)
    Accounts payable, accrued and
     other current liabilities.....         (17.7)              (19.3)                   18.6                       66.0
    Accruals for restructuring
     programs......................          65.3               (28.4)                  (12.7)                  --
    Other assets and liabilities...           8.4                 1.5                   (15.5)                       6.1
                                           ------              ------                  ------                   --------
      Net cash provided by
       operating activities........         130.3                27.8                    53.7                      136.0
                                           ------              ------                  ------                   --------
Cash Flows from Investing
 Activities:
  Acquisition, net of related
   costs...........................       --                  --                    --                          (1,455.9)
  Investments in plant assets and
   timber resources................         (68.9)              (32.3)                  (14.5)                     (33.7)
  Proceeds from asset sales........           4.7             --                    --                          --
  Other investing activities.......          (9.5)              (14.1)              --                          --
                                           ------              ------                  ------                   --------
      Net cash used in investing
       activities..................         (73.7)              (46.4)                  (14.5)                  (1,489.6)
                                           ------              ------                  ------                   --------
Cash Flows from Financing
 Activities:
  Proceeds from long-term debt.....          29.8                 0.9               --                           1,105.7
  Repayments of long-term debt.....         (31.2)               (5.4)                   (0.5)                    (162.1)
  Proceeds from issuance of common
   stock...........................       --                  --                    --                             294.3
  Proceeds from issuance of Warren
   Series B preferred stock, net of
   expenses........................       --                  --                    --                              65.4
  Proceeds from issuance of
   preferred stock.................       --                  --                    --                              37.5
  Predecessor Corporation's parent
   company capital (withdrawals)
   infusions, net..................         (54.1)               25.4                    31.6                   --
  Other financing activities.......          (0.3)                0.3               --                          --
                                           ------              ------                  ------                   --------
      Net cash provided by (used
       in) financing activities....         (55.8)               21.2                    31.1                    1,340.8
                                           ------              ------                  ------                   --------
Net change in cash and cash
 equivalents.......................           0.8                 2.6                    70.3                      (12.8)
Cash and cash equivalents, at
 beginning of period...............           1.3                 2.1                     4.7                       75.0
                                           ------              ------                  ------                   --------
Cash and cash equivalents, at end
 of period.........................      $    2.1              $  4.7                  $ 75.0                   $   62.2
                                           ------              ------                  ------                   --------
                                           ------              ------                  ------                   --------


                See accompanying notes to financial statements.

                            SDW HOLDINGS CORPORATION
                    STATEMENTS OF CHANGES IN PARENT'S EQUITY
                                 (IN MILLIONS)


                                                                                                                        PARENT'S
                                                                                                                         EQUITY
                                                                                                                       ----------
Balance, December 27, 1992 (Restated)................................................................................  $  1,152.3
Net loss.............................................................................................................        (4.6)
Foreign currency translation adjustment..............................................................................        (2.1)
Capital withdrawal, net..............................................................................................       (54.1)
Minimum pension liability adjustment.................................................................................        (3.4)
                                                                                                                       ----------
Balance, December 25, 1993 (Restated)................................................................................     1,088.1
Net income...........................................................................................................        16.8
Foreign currency translation adjustment..............................................................................         1.2
Capital infusion, net................................................................................................        25.4
Minimum pension liability adjustment.................................................................................         5.0
                                                                                                                       ----------
Balance, September 24, 1994 (Restated)...............................................................................     1,136.5
Net income...........................................................................................................        15.0
Foreign currency translation adjustment..............................................................................         1.0
Capital infusion, net................................................................................................        66.6
                                                                                                                       ----------
Balance, December 20, 1994 Prior to acquisition (Restated)...........................................................  $  1,219.1
                                                                                                                       ----------
                                                                                                                       ----------


                See accompanying notes to financial statements.

                            SDW HOLDINGS CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN MILLIONS)


                                                                      CAPITAL IN
                                                    COMMON   COMMON   EXCESS OF    PREFERRED   RETAINED
                                                    SHARES   STOCK    PAR VALUE      STOCK     EARNINGS   TOTAL
                                                    ------   ------   ----------   ---------   --------   ------
Balance, December 21, 1994........................   --      $--        $--          $--        $--       $ --
  Issuance of common stock and warrants...........   30.7      0.3       294.0       --          --        294.3
  Issuance of preferred stock.....................            --         --           37.5       --         37.5
  Net income......................................            --         --          --          33.3       33.3
  Dividends accrued on preferred stock............   --       --         --            4.6       (4.6)      --
                                                    ------   ------   ----------   ---------   --------   ------
Balance, September 27, 1995 (Restated)............   30.7    $ 0.3      $294.0       $42.1      $28.7     $365.1
                                                    ------   ------   ----------   ---------   --------   ------
                                                    ------   ------   ----------   ---------   --------   ------


                See accompanying notes to financial statements.

                            SDW HOLDINGS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- BUSINESS, FORMATION AND ACQUISITION

    BUSINESS


    SDW Holdings Corporation ("Holdings"), a holding company that was organized and incorporated in Delaware on October 5, 1994, owns all of the outstanding common stock of S.D. Warren Company ("S.D. Warren" or "Warren"). Holdings has no material assets other than its investment in Warren. All of the operations of Holdings (other than the management of its investment in Warren and the provision of certain corporate services to Warren) are currently conducted through Warren. Holdings and its subsidiary Warren, are referred to herein collectively as the "Company".


    The Company manufactures printing, publishing and specialty papers and has pulp and timberland operations vertically integrated with certain of its manufacturing facilities. The Company currently operates four paper mills, a sheeting and distribution facility and owns approximately 911,000 acres of timberlands in the State of Maine.

    FORMATION AND ACQUISITION

    As of October 8, 1994, SDW Acquisition Corporation ("SDW Acquisition"), a direct wholly owned subsidiary of Holdings, entered into a definitive agreement (the "Stock Purchase Agreement") pursuant to which, on December 20, 1994, SDW Acquisition acquired (the "Acquisition") from Scott Paper Company ("Scott") all of the outstanding capital stock of Warren, then a wholly owned subsidiary of Scott, and certain related affiliates of Scott (referred to herein as the "Predecessor Corporation"). Immediately following the Acquisition, SDW Acquisition merged with and into Warren (the "Merger"), with Warren (the "Successor Corporation") surviving. Prior to the date of the Acquisition, there was no significant activity, revenues received or expenditures incurred by either Holdings or SDW Acquisition.

    The Acquisition was accounted for as a purchase, applying the provisions of Accounting Principles Board Opinion ("APB") No. 16. The final purchase cost is subject to ongoing negotiations with Scott in accordance with procedures set forth in the agreement pursuant to which the Acquisition was effected and is expected to be finalized either through negotiated agreement or arbitration. The final purchase cost is not expected to be materially different from the estimates currently included in the Company's financial statements. On a preliminary basis, the total estimated purchase cost of approximately $1.9 billion, including the effect of liabilities assumed, was allocated to the assets acquired based on their respective fair values as follows (in millions):


Plant assets.....................................................  $ 1,186.0
Timber resources.................................................       98.6
Intangible assets:
  Patents........................................................       23.0
  Goodwill.......................................................      100.6
Financing fees and other assets..................................       62.8
Current assets, net realizable value in the case of inventories,
 receivables and prepaid expenses................................      436.7
                                                                   ---------
                                                                   $ 1,907.7
                                                                   ---------
                                                                   ---------


    Liabilities assumed in the Acquisition, based on their respective fair market values, were treated as non-cash activity for presentation in the Statement of Cash Flows. Liabilities assumed are as follows (in millions):


Current liabilities................................................  $   142.6
Long-term debt.....................................................      121.9
Other long-term liabilities........................................       80.9
                                                                     ---------
                                                                     $   345.4
                                                                     ---------
                                                                     ---------

                            SDW HOLDINGS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 -- BUSINESS, FORMATION AND ACQUISITION (CONTINUED)

    To effect the Acquisition, SDW Acquisition issued $75.0 million of 14% Series A Senior Exchangeable Preferred Stock due 2006 (the "Old Senior Preferred Stock") and $375.0 million of 12% Series A Senior Subordinated Notes due 2004 (the "Series A Notes") and received $331.8 million from Holdings as a contribution to capital. Holdings funded the $331.8 million contributed to Warren from the proceeds Holdings received from the issuance of the preferred stock, common stock and warrants (as discussed in Notes 21 and 22). The Old Senior Preferred Stock and the Series A Notes were subject to an exchange offer discussed in Notes 12 and 20. The remaining purchase price was financed, in part, through the credit facilities discussed in Note 12. Indebtedness incurred by SDW Acquisition to finance the Acquisition was assumed by Warren including preferred stock issued by SDW Acquisition which was converted into preferred stock of Warren having identical terms.


    Subsequent to the Acquisition, the Company and Scott jointly elected to treat the stock purchase as an asset purchase pursuant to Internal Revenue Code
Section 338 (h) (10).

    PRO FORMA INFORMATION (UNAUDITED)

    The following table sets forth pro forma information on the Acquisition of the Predecessor Corporation as though it had occurred on December 26, 1993 and September 25, 1994, and presents consolidated statements of operations data for the nine months ended September 24, 1994 and for the year ended September 27, 1995.


Unaudited Pro Forma Statements of Operations Data (in millions, except per share data):



                                                     NINE MONTHS        YEAR
                                                        ENDED           ENDED
                                                    SEPTEMBER 24,   SEPTEMBER 27,
                                                        1994            1995
                                                    -------------   -------------
Net revenues......................................     $828.8         $1,469.4
                                                       ------       -------------
                                                       ------       -------------
Operating income..................................       28.6            202.9
                                                       ------       -------------
                                                       ------       -------------
Net income (loss).................................      (53.0)            29.2
                                                       ------       -------------
                                                       ------       -------------
Net income (loss) applicable to common
 stockholders.....................................      (57.4)            23.1
                                                       ------       -------------
                                                       ------       -------------
Net income (loss) per common share*...............     $(1.87)        $   0.64
                                                       ------       -------------
                                                       ------       -------------


    * Excludes common stock equivalents in the nine months ended September 24, 1994 as their inclusion would be anti-dilutive.

NOTE 2 -- RESTATEMENTS

    The financial statements of the Predecessor Corporation for the twelve months ended December 25, 1993, the nine months ended September 24, 1994 and the period from September 25, 1994 through December 20, 1994 included in the Company's January 1996 voluntary filing with the Securities and Exchange Commission (the "SEC") on Form 10-K for the period December 21, 1994 through September 27, 1995 had been restated (the "initial restatement"). The initial restatement was to reflect adjustments principally related to the timing of recognizing certain costs on an accrual basis versus an as incurred basis. These costs related primarily to environmental and safety remediation. In addition, the Company had recorded adjustments to various operating expenses, amortization of deferred start-up and training costs, various employee benefit costs, inventory valuation and deferred taxes.



    Subsequent to the initial restatement, management of the Company, after discussions with the Staff of the SEC, reconsidered certain adjustments made in the initial restatement. The Predecessor Corporation's policy of accounting for these items, primarily safety remediation costs, on an as incurred basis that lead to

                            SDW HOLDINGS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 2 -- RESTATEMENTS (CONTINUED)


the initial restatement was found to be an acceptable policy in the application of generally accepted accounting principles. As such, the initial restatement of previously issued financial statements was not required.



    Management of the Company concluded that the remaining adjustments made in the initial restatement were not material in the aggregate and these items have also been restated. Accordingly, the accompanying financial statements agree with the audited financial statements of the Predecessor Corporation for the twelve months ended December 25, 1993 and the nine months ended September 24, 1994 included in the Company's filing made with the SEC on Form S-4 in April 1995. The audited financial statements for the period September 25, 1994 through December 20, 1994 have also been restated to reflect the effect of accounting for these costs on an as incurred basis.



    As a result of the above, the Successor Corporation has reconsidered its accounting policy with respect to accounting for certain costs relating to compliance with safety and other governmental laws and regulations and has adopted a policy of accounting for these costs on an as incurred basis consistent with that of the Predecessor Corporation. Accordingly, the financial statements for the period ended September 27, 1995 have also been restated.



    Parent's equity of $1,136.9 million as of December 26, 1992 as initially reported in the Company's Form 10-K, was increased by $15.4 million, net of related tax benefits, to $1,152.3 as a result of the restatement. The effects of the restatement are as follows (in millions):



                              TWELVE MONTHS         NINE MONTHS         THREE MONTHS        NINE MONTHS
                                  ENDED                ENDED               ENDED               ENDED
                            DECEMBER 25, 1993    SEPTEMBER 24, 1994  DECEMBER 20, 1994   SEPTEMBER 27, 1995
                            ------------------   ------------------  ------------------  ------------------
 Income (loss) before
  income taxes and other
  items:
   As previously
    reported..............       $  (23.3)            $       22.4        $       30.0        $       78.2
   As restated............            1.9                     28.0                24.9                70.8
 Net income (loss):
   As previously
    reported..............       $  (19.4)            $       12.7        $       18.0        $       37.7
   As restated............           (4.6)                    16.8                15.0                33.3
 Parent's equity:
   As previously
    reported..............       $1,049.9             $    1,094.0        $    1,195.2        $ --
   As restated............        1,088.1                  1,136.5             1,219.1          --
 Stockholders' equity:
   As previously
    reported..............       $--                  $ --                $ --                $      369.5
   As restated............       --                     --                  --                       365.1


NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    The accompanying consolidated financial statements of the Company have been prepared on the accrual basis of accounting and include the accounts of the Company and its various subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    As the Acquisition resulted in a new basis of accounting and the adoption of certain accounting policies which differ from the Predecessor Corporation's accounting policies, the Company's financial statements for the periods subsequent to the Acquisition date are not comparable to the Predecessor Corporation's financial statements for the periods prior to the Acquisition.

                            SDW HOLDINGS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The following presents the significant accounting policies of the Company. Except as discussed in Note 4, the significant accounting policies of the Predecessor Corporation are comparable to the Company.

    FISCAL YEAR


    The Company and its subsidiaries' fiscal year ends on the last Wednesday in September until otherwise determined by Holdings' Board of Directors.


    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist primarily of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at the date of acquisition. Similar investments with original maturities beyond three months are considered short-term marketable securities. At September 24, 1994 and September 27, 1995 the Company had no short-term marketable securities.

    OTHER RECEIVABLES

    Other receivables primarily represent amounts due from the sale of energy produced by the Company's cogeneration facilities.

    INVENTORIES

    Inventories at September 27, 1995 are valued at the lower of cost or market, using the first-in, first-out (FIFO) cost method. Inventories of maintenance parts and other supplies are based on purchase cost.

    PLANT ASSETS

    Plant assets are recorded at cost. As of the date of the Acquisition, in accordance with APB No. 16, the Company revalued the plant assets of the Company to fair market value and revised the estimated average useful lives used to compute depreciation for most of its plant and equipment to a range from three to twenty years. For financial accounting purposes, depreciation is principally calculated by the straight-line method over the estimated useful lives of the assets.

    Expenditures for renewals and betterments which increase the useful life or capacity of plant assets are capitalized. On retirements or sales of assets which have not been fully depreciated, the cost of plant assets is removed from the asset account. The Company records gains and losses on the retirement or sale of plant assets when realized.

    Interest expense is capitalized on major construction projects, including timber resources to the extent that such timber has not yet matured. For the nine months ended September 24, 1994 and the period December 21, 1994 through September 27, 1995 (the "nine months" ended September 27, 1995), the Company capitalized interest of approximately $1.4 million and $0.9 million, respectively. No interest was capitalized for the twelve months ended December 25, 1993 or the period September 25, 1994 through December 20, 1994 (the "three months" ended December 20, 1994).

    TIMBER RESOURCES

    Timber resources are recorded at cost, which includes original costs, road construction costs, and reforestation costs, such as site preparation and planting costs. As of the date of the Acquisition, in accordance with APB No. 16, the Company revalued its timber resources to fair market value. Property taxes, surveying, fire control and other forest management expenses are charged to expense as incurred.

    GOODWILL

    Goodwill, which resulted from the Acquisition, is being amortized for financial statement purposes on a straight-line basis over 25 years. Pursuant to Statement of Financial Accounting Standards ("FAS") No. 121, on an ongoing basis, the carrying value of goodwill at the balance sheet date is evaluated on the basis of

                            SDW HOLDINGS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

whether anticipated operating cash flows generated by the acquired businesses will recover the recorded asset balance over the estimated useful life. The goodwill balance at September 27, 1995 was approximately $98.1 million, net of approximately $3.1 million of accumulated amortization.


    DEFERRED FINANCING FEES

    Deferred financing fees, primarily resulting from the financing of the Acquisition are being amortized over the average life of the related debt and are recorded net of accumulated amortization of approximately $7.2 million at September 27, 1995.

    OTHER ASSETS

    Other assets include intangible assets, primarily patents, arising as part of the purchase price allocation, of $21.5 million at September 27, 1995. These intangible assets are being amortized over their estimated useful lives of approximately eleven years. Intangibles are stated net of accumulated amortization of approximately $1.5 million at September 27, 1995.

    FINANCIAL INSTRUMENTS


    The Financial Accounting Standards Board has issued FAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." This statement requires the disclosure of the fair value of most derivative financial instruments and amends FAS No. 107. The Company uses interest rate swap agreements ("Swaps") and interest rate cap agreements ("Caps") as a means of managing interest-rate risk associated with debt balances. These instruments are matched with either fixed or variable rate debt and are recorded on a settlement basis as an adjustment to interest expense. Premiums paid to purchase Caps are amortized as an adjustment to interest expense over the life of the contract. Cash flows from Swaps and Caps are classified in the Statements of Cash Flows in the same category as the items being hedged or on a basis consistent with the nature of the investment. Derivative financial instruments are not held for trading purposes. The Company adopted FAS No. 119 during 1995.


    INCOME TAXES

    The tax provisions reflect the application of FAS No. 109, "Accounting for Income Taxes" for all periods presented. The standard requires an asset and liability approach to computing deferred income taxes. This approach requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this approach, deferred income taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

    WORKERS' COMPENSATION INSURANCE


    The Company is primarily self-insured for workers' compensation insurance. The self insurance claim liability for workers' compensation is based on claims reported and actuarial estimates of adverse developments and claims incurred but not reported. The Company's workers' compensation liability is discounted as it is several years before the claims related to a particular year are paid in full. The liability has been actuarially determined as the Company's obligation and the timing of payments associated therewith are reasonably estimateable. The present value of such claims was determined using discount rates of 7.0%, 8.25%, 5.5% and 5.5% for the twelve months ended December 25, 1993, the nine months ended September 24, 1994, the three months ended December 20, 1994 and the nine months ended September 27, 1995, respectively. The current portion of the liability of $9.0 million and $5.6 million at September 24, 1994 and September 27, 1995, respectively, is included in accrued and other current liabilities. The noncurrent portion of $23.3 million and $35.0 million at September 24, 1994 and September 27, 1995, respectively, is included in other liabilities.

                            SDW HOLDINGS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    ENVIRONMENTAL EXPENDITURES

    Environmental expenditures that pertain to current operations or relate to future revenues are expensed or capitalized consistent with the Company's capitalization policy. Expenditures that result from the remediation of an existing condition caused by past operations, that do not contribute to current or future revenues, are expensed. Environmental accruals are recorded based on current interpretations of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Amounts accrued are not discounted and do not include third-party recoveries. Liabilities are recognized for remedial activities when the clean-up is probable and the cost can be reasonably estimated. All available information is considered including the results of remedial investigation/feasibility studies (RI/FS). In evaluating any disposal site environmental exposure, an assessment is made of the Company's potential share of the remediation costs by reference to the known or estimated volume of the Company's waste that was sent to the site and the range of costs to treat similar waste at other sites if a RI/FS is not available.

    OTHER INCOME (EXPENSE), NET

    Other income (expense), net, represents interest income on cash and cash equivalents and other nonoperating income and expense items.

    EARNINGS PER COMMON SHARE AND OTHER EQUITY MATTERS

    Income per common share of Holdings is computed using the weighted average number of common shares outstanding during the period and dilutive common equivalent shares. Warrants exercisable for approximately 5.2 million common shares of Holdings are included as common stock equivalents for the nine months ended September 27, 1995. The Company's net income has been reduced by preferred stock dividends to arrive at net income applicable to the common stockholders of Holdings.

    During April 1995, warrants exercisable for approximately 2.0 million shares of common stock of Holdings were exercised.

    CASH PAID FOR INCOME TAXES

    Cash  paid for income taxes for the nine months ended September 27, 1995 was
$20.6  million.  In  periods  prior   to  December  21,  1994  the   Predecessor
Corporation's income taxes were paid by Scott.

    CASH PAID FOR INTEREST

    Cash paid for interest during the twelve months ended December 25, 1993, the nine months ended September 24, 1994, the three months ended December 20, 1994 and the nine months ended September 27, 1995 was $9.9 million, $5.0 million, $2.9 million and $75.6 million, respectively.

NOTE 4 -- BASIS OF PRESENTATION AND ACCOUNTING POLICIES -- PREDECESSOR
CORPORATION
    BASIS OF PRESENTATION

    The combined financial statements of the Predecessor Corporation consist of Scott's wholly owned subsidiary S.D. Warren Company and its wholly owned subsidiaries, as well as the net assets and results of operations of the printing, publishing, and specialty papers businesses in Bornem, Belgium (the "Belgium Affiliate") and a mill facility located in Mobile, Alabama that were owned by Scott. All significant transactions between combined entities have been eliminated.

    To facilitate prompt reporting of the Predecessor Corporation's financial results, the financial statements of the international operation were based on the twelve months ended November 30, 1993 for fiscal year 1993, August 31, 1994 for the nine months ended September 24, 1994 and December 20, 1994 for the three months ended December 20, 1994.

                            SDW HOLDINGS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 -- BASIS OF PRESENTATION AND ACCOUNTING POLICIES -- PREDECESSOR CORPORATION (CONTINUED)
    The combined financial statements include allocations of costs for services, including accounting and tax, treasury and cash management, data processing, legal and environmental, facility and risk management, human resources and labor relations, and government and public affairs. These costs are allocated based upon a variety of methods, including: specific identification, based on estimates of time and services provided; relative identification, based on relevant criteria that establishes the Predecessor Corporation's relationship to the entire pool of beneficiaries and formula driven, not specifically identifiable to the Predecessor Corporation but incurred for the benefit of all Scott affiliates.

    Management   believes  the  allocations  reflected   in  the  Statements  of
Operations, while reasonable, may not represent the cost of similar activities on a separate entity basis.

    The Mobile, Alabama facility is located adjacent to a Scott tissue manufacturing facility and as such had historically purchased pulp, utilities and other services from Scott based on shared cost arrangements. Amounts purchased were $101.5 million, $71.0 million and $18.4 million for the twelve months ended December 25, 1993, the nine months ended September 24, 1994 and the three months ended December 20, 1994, respectively.

    PREDECESSOR CORPORATION ACCOUNTING POLICIES

    The Predecessor Corporation had accounting policies similar to those of the Company with the following significant exceptions:

    Inventory cost was determined using the last-in, first-out (LIFO) method.

    For certain major capital assets, the Predecessor Corporation calculated depreciation on the units-of-production method during the learning curve phase of the project. On retirements or sales of plant assets which had not been fully depreciated, the Predecessor Corporation charged gains and losses to the related depreciation reserve account. The Predecessor Corporation capitalized certain pre-operating costs on any single capital project for which such costs were expected to exceed $3.0 million. The capitalized costs were amortized over a five year period.

    Income taxes for the Predecessor Corporation, through December 20, 1994 were included in the U.S. consolidated federal income tax return of Scott and on a separate company basis for state tax purposes. For periods prior to December 21, 1994 the financial statements include a charge in lieu of tax which approximates the federal tax provision assuming the Predecessor Corporation filed a separate tax return.

    Assets and liabilities of the Predecessor Corporation's foreign operations were translated into U.S. dollars using year-end exchange rates. Revenues and expenses of foreign operations were translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations were included as a separate component of parent's equity. Gains and losses resulting from foreign currency transactions were included in net income.


NOTE 5 -- ACCOUNTS RECEIVABLE



                                                            (IN MILLIONS)
                                                    SEPTEMBER 24,   SEPTEMBER 27,
                                                        1994            1995
                                                    -------------   -------------
Trade accounts receivable.........................      $76.1          $135.0
Allowance for doubtful accounts...................       (6.3)           (5.6)
                                                        -----          ------
                                                        $69.8          $129.4
                                                        -----          ------
                                                        -----          ------


    The Company had sales to customers outside of the United States ("Export Sales") of $67.2 million, $60.0 million, $24.7 million and $90.5 million for the twelve months ended December 25, 1993, the nine

                            SDW HOLDINGS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 5 -- ACCOUNTS RECEIVABLE (CONTINUED)

months ended September 24, 1994, the three months ended December 20, 1994 and the nine months ended September 27, 1995, respectively. Export Sales are primarily to Canada, Europe and the Far East. Export Sales prior to the Acquisition were handled by the Belgium Affiliate. During 1995, the Belgium Affiliate was closed and its property and equipment sold. Effective with the closure of the Belgium Affiliate, the Company's sales outside North America are primarily handled by Sappi Limited ("Sappi") (see Note 23). Sappi is the largest investor in the Company.


    Sales to four customers approximated 60.3%, 58.1%, 59.1% and 61.7% of sales for the twelve months ended December 25, 1993, the nine months ended September 24, 1994, the three months ended December 20, 1994 and the nine months ended September 27, 1995, respectively. Sales to such customers, which individually, except as indicated, exceeded 10% of the total sales, are indicated as a percentage of total sales below:



            TWELVE MONTHS        NINE MONTHS           THREE MONTHS           NINE MONTHS
                ENDED               ENDED                 ENDED                  ENDED
          DECEMBER 25, 1993   SEPTEMBER 24, 1994    DECEMBER 20, 1994     SEPTEMBER 27, 1995
          -----------------   ------------------   --------------------   -------------------
       1         21.8%               19.4%                 25.9%                  25.3%
       2         14.2                15.5               *                         14.1
       3         13.2                12.9                  12.9                   14.6
       4         11.1                10.3                  12.3                *


------------------------

*   Less than 10% of total sales.


    Aggregate trade receivables from these customers, which individually, with one exception in 1995, exceed 10% of total receivables, were $58.3 million and $65.8 million as of September 24, 1994 and September 27, 1995, respectively. No other trade receivables were in excess of 10%. Each of these customers is a merchant that resells the Company's paper products to a wide range of end users. The loss of any of these customers could have a material adverse effect on the Company's business and results of operations.

    Prior to the Acquisition, the Predecessor Corporation participated with Scott in an agreement to sell a percentage ownership interest in a defined pool of customer receivables. Under terms of the agreement, the Predecessor Corporation retained substantially the same risk of credit loss as if the receivables had not been sold. Generally, collections on receivables were automatically reinvested in new receivables unless either party terminated the agreement. Proceeds from the initial sale of receivables in 1991 were $35.0 million and this level was maintained for each period through December 7, 1994. The third party financing agreement was canceled on December 7, 1994 and is reflected as a $35.0 million non-cash financing activity in the Statement of Cash Flows. Fees for factored receivables were recorded as interest expense and were based on the purchaser's level of investment and borrowing costs. During the twelve months ended December 25, 1993, the nine months ended September 24, 1994 and the three months ended December 20, 1994, such fees aggregated approximately $1.6 million, $1.2 million and $0.4 million, respectively.

                            SDW HOLDINGS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 -- INVENTORIES (IN MILLIONS)



                                                    SEPTEMBER 24,   SEPTEMBER 27,
                                                        1994            1995
                                                    -------------   -------------
Finished products.................................     $ 41.5          $ 89.8
Work in process...................................       31.3            51.0
Pulp, logs and pulpwood...........................       13.2            33.2
Maintenance parts and other supplies..............       49.7            52.5
                                                       ------          ------
                                                       $135.7          $226.5
                                                       ------          ------
                                                       ------          ------
Excess of replacement cost over LIFO valued
 inventories......................................     $ 48.7          $--
                                                       ------          ------
                                                       ------          ------



NOTE 7 -- PLANT ASSETS



                                                                          (IN MILLIONS)
                                                                      SEPTEMBER    SEPTEMBER
                                                                         24,          27,
                                                                        1994         1995
                                                                     -----------  -----------
Plant assets, at cost:
  Land and buildings...............................................   $   288.5    $   170.1
  Plant and equipment..............................................     2,202.6      1,045.6
                                                                     -----------  -----------
                                                                        2,491.1      1,215.7
Accumulated depreciation...........................................    (1,149.4)       (65.0)
                                                                     -----------  -----------
                                                                      $ 1,341.7    $ 1,150.7
                                                                     -----------  -----------
                                                                     -----------  -----------


    As of the Acquisition, the Company revalued plant assets to fair market value, based upon independent appraisals, and revised the estimated useful lives used to calculate depreciation for most plant assets, and as a result, the Company's plant asset balances as of September 27, 1995 are not comparable to September 24, 1994.

    Plant and equipment includes assets acquired under capital leases of $8.0 million and $2.0 million at September 24, 1994 and September 27, 1995, respectively. Related allowances for depreciation were $5.7 million and $1.0 million, respectively.

    Expenditures for research and development are charged to expense as incurred. Research and development costs were $15.3 million, $9.5 million, $3.0 million and $10.7 million for the twelve months ended December 25, 1993, the nine months ended September 24, 1994, the three months ended December 20, 1994 and the nine months ended September 27, 1995, respectively.

NOTE 8 -- DEPRECIATION & COST OF TIMBER HARVESTED (IN MILLIONS)



                                                    TWELVE MONTHS    NINE MONTHS    THREE MONTHS    NINE MONTHS
                                                        ENDED           ENDED          ENDED           ENDED
                                                    DECEMBER 25,    SEPTEMBER 24,   DECEMBER 20,   SEPTEMBER 27,
                                                        1993            1994            1994           1995
                                                    -------------   -------------   ------------   -------------
Depreciation of plant assets......................      $91.9           $69.9          $27.3           $65.0
Cost of timber harvested and amortization of
 logging roads....................................        0.8             0.5            0.2             1.8
                                                        -----           -----          -----           -----
                                                        $92.7           $70.4          $27.5           $66.8
                                                        -----           -----          -----           -----
                                                        -----           -----          -----           -----

                            SDW HOLDINGS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 9 -- INCOME TAXES


    The domestic and foreign components of income before taxes and other items are (in millions):




                                                    TWELVE MONTHS    NINE MONTHS    THREE MONTHS    NINE MONTHS
                                                        ENDED           ENDED          ENDED           ENDED
                                                    DECEMBER 25,    SEPTEMBER 24,   DECEMBER 20,   SEPTEMBER 27,
                                                        1993            1994            1994           1995
                                                    -------------   -------------   ------------   -------------
Domestic..........................................     $  5.1           $24.8          $22.4           $68.4
Foreign...........................................       (3.2)            3.2            2.5             2.4
                                                       ------           -----          -----           -----
                                                       $  1.9           $28.0          $24.9           $70.8
                                                       ------           -----          -----           -----
                                                       ------           -----          -----           -----



    The components of the tax provisions are as follows (in millions):




                                                    TWELVE MONTHS    NINE MONTHS    THREE MONTHS    NINE MONTHS
                                                        ENDED           ENDED          ENDED           ENDED
                                                    DECEMBER 25,    SEPTEMBER 24,   DECEMBER 20,   SEPTEMBER 27,
                                                        1993            1994            1994           1995
                                                    -------------   -------------   ------------   -------------
Current:
  Federal.........................................     $  6.7           $ 2.6          $(5.7)          $15.1
  Foreign.........................................       (1.2)            1.2            1.0             0.1
  State and local.................................     --                (1.0)          (1.2)            0.9
                                                       ------           -----          -----           -----
    Total current.................................        5.5             2.8           (5.9)           16.1
                                                       ------           -----          -----           -----
Deferred:
  Federal.........................................        0.8             5.8           13.0             8.1
  Foreign.........................................       (0.2)         --              --             --
  State and local.................................        0.4             2.6            2.8             4.2
                                                       ------           -----          -----           -----
    Total deferred................................        1.0             8.4           15.8            12.3
                                                       ------           -----          -----           -----
                                                       $  6.5           $11.2          $ 9.9           $28.4
                                                       ------           -----          -----           -----
                                                       ------           -----          -----           -----



    The components of the deferred tax provisions are as follows (in millions):




                                                       TWELVE
                                                       MONTHS       NINE MONTHS    THREE MONTHS    NINE MONTHS
                                                       ENDED           ENDED          ENDED           ENDED
                                                    DECEMBER 25,   SEPTEMBER 24,   DECEMBER 20,   SEPTEMBER 27,
                                                        1993           1994            1994           1995
                                                    ------------   -------------   ------------   -------------
Restructuring reserve.............................     $(22.5)        $ 22.9          $ 9.9           $(0.3)
Inventory.........................................        0.1         --                0.1             5.3
Plant assets......................................       30.2            9.3          (17.0)           16.4
General reserves..................................       (3.6)         (16.6)          28.6             0.2
AMT credit carryforwards..........................       (8.4)          (2.5)          (0.8)           (9.3)
Tax loss carryforwards............................       (0.2)          (4.7)          (5.0)         --
Effect of tax rate change.........................        5.4         --              --             --
Valuation allowance                                    --             --              --             --
                                                       ------         ------          -----           -----
Deferred tax provision............................     $  1.0         $  8.4          $15.8           $12.3
                                                       ------         ------          -----           -----
                                                       ------         ------          -----           -----

                            SDW HOLDINGS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 9 -- INCOME TAXES (CONTINUED)


    The components of the deferred tax assets and (liabilities) are as follows (in millions):




                                                    SEPTEMBER 24,   SEPTEMBER 27,
                                                        1994            1995
                                                    -------------   -------------
Current:
Deferred tax assets:
  Restructuring reserves..........................     $  17.5         $  0.3
  General reserves................................        19.5            7.9
  Inventory.......................................         1.5            1.3
                                                    -------------      ------
    Total current deferred tax assets.............        38.5            9.5
                                                    -------------      ------
Deferred tax liabilities:
  Inventory.......................................      --             --
  General reserves................................      --               (0.6)
                                                    -------------      ------
    Total current deferred tax liabilities........      --               (0.6)
                                                    -------------      ------
Net current deferred tax (liability) asset........        38.5            8.9
                                                    -------------      ------
Noncurrent:
Deferred tax assets:
  Alternative minimum tax credit carryforwards....        52.4            9.3
  Tax loss carryforwards..........................         2.4         --
  General reserves................................        36.5           21.3
  Valuation allowance.............................        (0.3)        --
                                                    -------------      ------
    Total non-current deferred tax assets.........        91.0           30.6
                                                    -------------      ------
Deferred tax liabilities:
  Property, plant and equipment...................      (296.6)         (13.4)
  Other...........................................        (6.3)         (38.4)
                                                    -------------      ------
    Total non-current deferred tax liability......      (302.9)         (51.8)
                                                    -------------      ------
Net noncurrent deferred tax liability.............      (211.9)         (21.2)
                                                    -------------      ------
    Net deferred tax liability....................     $(173.4)        $(12.3)
                                                    -------------      ------
                                                    -------------      ------


    The differences between the U.S. statutory income tax rate and the Company's effective income tax rate are:



                                                       TWELVE
                                                       MONTHS       NINE MONTHS    THREE MONTHS    NINE MONTHS
                                                       ENDED           ENDED          ENDED           ENDED
                                                    DECEMBER 25,   SEPTEMBER 24,   DECEMBER 20,   SEPTEMBER 27,
                                                        1993           1994            1994           1995
                                                    ------------   -------------   ------------   -------------
U.S. statutory income tax rate....................        35.0%        35.0%          35.0%           35.0%
State income taxes, net of federal benefit........        14.4          3.8            4.2             4.9
International.....................................         3.6          0.4            0.3             0.1
Effect of tax rate increase on deferred taxes.....       292.3        --             --              --
Other factors.....................................       (3.2)          0.8            0.3             0.1
                                                        ------          ---            ---             ---
Effective tax rate................................       342.1%        40.0%          39.8%           40.1%
                                                        ------          ---            ---             ---
                                                        ------          ---            ---             ---


    As of September 27, 1995, the Company had available an alternative minimum tax credit carryforward for tax return purposes of $9.3 million. This credit carries forward to future taxable years indefinitely.

                            SDW HOLDINGS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 -- ACCRUED AND OTHER CURRENT LIABILITIES (IN MILLIONS)



                                                    SEPTEMBER 24,   SEPTEMBER 27,
                                                        1994            1995
                                                    -------------   -------------
Accrued salaries, wages and employee benefits.....      $17.8          $ 49.9
Accrued interest..................................     --                23.8
Accrued workers' compensation.....................        9.0             5.6
Restructuring reserve.............................       12.7          --
Other accrued expenses............................        2.3            14.3
                                                        -----          ------
                                                        $41.8          $ 93.6
                                                        -----          ------
                                                        -----          ------


NOTE 11 -- RESTRUCTURING
    During the fourth quarter of fiscal year 1993, the Predecessor Corporation recorded a charge of $66.1 million, primarily for restructuring and productivity improvement programs. The charge included the estimated effect of future workforce reductions, as well as actions to consolidate and simplify the Predecessor Corporation's coated papers business. The remaining reserve balance of approximately $12.7 million as of September 24, 1994 was fully utilized by the Predecessor Corporation prior to the date of the Acquisition.


NOTE 12 -- LONG-TERM DEBT



                                                            (IN MILLIONS)
                                                    SEPTEMBER 24,   SEPTEMBER 27,
                                                        1994            1995
                                                    -------------   -------------
Credit Agreement:
  Term Loan, Tranche A............................     $--            $  305.0
  Term Loan, Tranche B............................     --                325.0
Series B Senior Subordinated Notes................     --                375.0
Revenue Bonds.....................................      116.7            121.3
Capital Leases....................................        3.1              1.1
                                                       ------       -------------
                                                        119.8          1,127.4
Current maturities of long-term debt..............        3.0             78.6
                                                       ------       -------------
Long-term debt....................................     $116.8         $1,048.8
                                                       ------       -------------
                                                       ------       -------------


    CREDIT AGREEMENT

    In connection with the Acquisition, Holdings and Warren entered into an agreement (the "Credit Agreement") with Chemical Bank and 43 other domestic and international lenders on December 20, 1994, which provided for a $1.1 billion senior secured credit facility consisting of $630.0 million in term loan facilities, a $250.0 million revolving credit facility ("Revolving Credit Facility") and a $220.0 million letter of credit facility ("Letter of Credit Facility") to support certain debt assumed as part of the Acquisition. The term loan facilities consist of a Tranche A facility and a Tranche B facility. The Credit Agreement extends through December 2002.

    The interest rates under the Credit Agreement are determined, at the election of Warren, at either (a) a reference rate (the highest of (i) the prime rate announced by Chemical Bank, (ii) the secondary market rate for three month certificates of deposit (adjusted for reserves) plus 1% and (iii) the federal funds rate in effect from time to time plus 0.5%) plus 1.5% to 2.0% or (b) LIBOR plus 2.5% to 3.0%. The applicable interest rates for the Revolving Credit Facility and Tranche A term loans are tied to certain financial ratios and can be reduced if specified ratios are achieved. At September 27, 1995, the interest rates on the Tranche A and Tranche B term loans were 8.38% and 8.82%, respectively.

                            SDW HOLDINGS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 12 -- LONG-TERM DEBT (CONTINUED)

    Borrowings under the Credit Agreement are guaranteed by Holdings and each of its U.S. subsidiaries, and such borrowings and guarantees are secured by security interests (subject to certain other permitted liens) in (a) all the capital stock of Warren and each of its U.S. subsidiaries and 65% of the common stock and 100% of the preferred stock of each foreign subsidiary (if any) and
(b) all assets (subject to certain limitations) owned by Warren and its subsidiaries.

    The Company's long-term debt agreements contain covenants which limit the Company with respect to certain matters including, among other things, the ability to incur debt, pay dividends, make acquisitions, sell assets, merge, grant or incur liens, guarantee obligations, make investments or loans, make capital expenditures, create subsidiaries or change its line of business.
Dividend payments by Warren are limited to those amounts necessary to enable Holdings to pay certain obligations and maintain minimum cash balances. Warren is also restricted from prepaying certain of its indebtedness and is required to satisfy certain financial covenants which require Warren to maintain specified financial ratios and comply with certain financial tests, including a minimum interest coverage ratio, a minimum debt service ratio and a net worth test. Such covenants are not considered by the Company to be of a restrictive nature in conducting its business activities. As a result of extending the filing date of Warren's Annual Report on Form 10-K from December 26, 1995 to January 10, 1996, Warren was unable to satisfy specific financial reporting covenants under the Credit Agreement. As a result, Warren obtained a waiver from the lenders which extended the requirement to distribute such financial information through January 17, 1996, at which time management was in compliance with such covenants.

    Under the terms of the Credit Agreement, Warren is required to enter into interest rate protection agreements. At September 27, 1995, Warren had entered into two swap agreements, under which the interest rate has been fixed with respect to $75.0 million of notional principal amount at rates between 7.43% to 9.95%, and two cap agreements, pursuant to which another $130.0 million of notional principal amount has been capped at rates between 8.0% to 9.5%. Net receipts or payments under the agreements are recognized as adjustments to interest expense. The swap and cap agreements expire at varying dates between December 1997 and January 2000. At September 27, 1995, the Company has unrealized gains of $0.2 million on its interest rate caps and unrealized losses of $3.2 million on its interest rate swaps.

    TERM LOANS

    On the Acquisition date, Warren borrowed $305.0 million under the Tranche A term loan facility and $325.0 million under the Tranche B term loan facility. The term loan facilities continued to be fully drawn at September 27, 1995.

    The Tranche A loan is payable in semi-annual installments commencing June 30, 1996 with the last installment payable on December 31, 2001. The Tranche B Loan is payable in semi-annual installments commencing June 30, 1996 with a balloon payment of $258.0 million in the year 2002.

    Warren is required to prepay the term loan facilities with (i) 100% of the net proceeds of certain asset sales, (ii) 100% of the net proceeds of certain incurrences of indebtedness and (iii) 50% of the net proceeds from issuances of equity after December 20, 1994 by Holdings or any of its subsidiaries. Warren is also required to prepay the term loan facilities annually in an amount equal to 75% of the Excess Cash Flow (as defined) of Warren and its subsidiaries for the prior fiscal year, except that Warren will only be required to prepay an amount equal to 50% of such Excess Cash Flow if (a) the aggregate outstanding principal amount of the term loan facilities is less than $250 million and (b) certain financial ratios are achieved. Subsequent to September 27, 1995, Warren made a payment of approximately $74.9 million in compliance with this Excess Cash Flow prepayment requirement. Amounts paid in compliance with the Excess Cash Flow requirement fulfill 100% of the payment otherwise required to be paid in June, 1996. In addition, additional amounts reduce future semi-annual installments on a pro rata basis.

                            SDW HOLDINGS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 12 -- LONG-TERM DEBT (CONTINUED)

    REVOLVING CREDIT FACILITY

    Under the Revolving Credit Facility, Warren has a borrowing limit in the amount of $250.0 million. A portion of the revolving credit commitments is available to Warren as a swing line commitment in the amount of $25.0 million and a letter of credit commitment in the amount of $75.0 million. At September 27, 1995, $20.6 million of the available credit line was utilized to guarantee the issuance of letters of credit and $229.4 million of the facility remained available. Warren pays a quarterly commitment fee equal to 0.5% per annum on the unused portion of the Revolving Credit Facility.

    LETTER OF CREDIT FACILITY

    In accordance with the agreement pursuant to which the Acquisition was effected, letters of credit in an aggregate face amount of $220.0 million were issued in favor of Scott for its ongoing obligations under nine separate tax exempt bond financings and the financing of the Biomass Cogeneration Facility in Westbrook, Maine. Warren assumed responsibility for Scott's obligations under the assumed financings. At September 27, 1995, such letters of credit outstanding aggregated approximately $170.5 million. The decrease to $170.5 at September 27, 1995 is primarily due to the remarketing of certain obligations which had previously been guaranteed by Scott (see REVENUE BONDS, below).

    Warren pays a commission of 2.5% per annum on outstanding letters of credit. After December 20, 1995, the commission will be equal to the Applicable Margin for LIBOR loans (2.5%, subject to reduction). In addition, Warren also pays an issuance fee of 0.25% per annum on letters of credit issued.

    SERIES B SENIOR SUBORDINATED NOTES

    In connection with the Acquisition, Warren issued Series A Notes bearing interest at a rate of 12% payable semiannually. The Series A Notes were redeemable at the option of Warren, in whole or in part, at any time on or after December 15, 1999 at a premium declining to par in 2002.


    On May 31, 1995, Warren consummated an exchange offer pursuant to which it offered to (1) exchange the existing Series A Notes for an equivalent amount of 12% Series B Senior Subordinated Notes due 2004 (the "Series B Notes" and together with the Series A Notes, the "Notes") having substantially identical terms and (2) exchange the Old Senior Preferred Stock for an equivalent amount of its existing 14% Series B Senior Exchangeable Preferred Stock due 2006 (the "Warren Senior Preferred Stock") having substantially identical terms. Such exchange transactions were contemplated in the original issues of the Series A Notes and the Old Senior Preferred Stock (collectively, the "Exchanged Securities"), and accordingly, the deferred financing costs for the Exchanged Securities were not written off upon exchange. Capitalized financing costs related to the exchange offer were not material.


    The Series B Notes are unsecured, subordinated obligations of Warren and rank i) junior in right of payment to all existing and future Senior Debt (as defined for purposes of the Notes), including obligations of Warren under the Credit Agreement and ii) senior in right of payment to or pari passu in right of payment with all existing and future subordinated indebtedness.

    REVENUE BONDS

    Warren assumed $119.3 million of revenue bonds from Scott. Such debt is comprised of nine separate tax-exempt municipal bond issues (the "Issues") relating to certain environmental and solid waste disposal projects. The issues have various maturities ranging from 1996 through 2022. Warren assumed responsibility for Scott's obligations under the Issues but with respect to each Issue (other than the Issue which was remarketed on August 21, 1995, as described below) Scott remains either contingently liable as a guarantor, or directly liable as the original obligor. Interest rates on these issues at September 24, 1994 and September 27, 1995 ranged from 3.3% to 9.4% and 5.75% to 9.375%, respectively. Bonds in an amount of $44.0 million bearing variable interest rates were remarketed on August 21, 1995 as fixed interest rate bonds.

                            SDW HOLDINGS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 12 -- LONG-TERM DEBT (CONTINUED)

Warren became the sole obligor under the bonds and a $49.5 million letter of credit issued in favor of Scott was canceled. The trustee for each Issue has been granted or assigned the issuer's rights under a sale, lease purchase or loan agreement, as the case may be, between the relevant issuer and Warren relating to each respective project and, in respect of two of the Issues, a security interest in the project financed thereby.

    FUTURE MATURITIES OF LONG-TERM DEBT

    Scheduled maturities of long-term debt, including capital leases and sinking fund payments, at September 27, 1995 are as follows (in millions):

1996..............................  $    78.6
1997..............................       46.4
1998..............................       59.0
1999..............................       54.3
2000..............................       60.6
Thereafter........................      828.5
                                    ---------
                                    $ 1,127.4
                                    ---------
                                    ---------


NOTE 13 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments consist mainly of cash and cash equivalents, receivables, accounts payable, and debt. In addition, the Company uses interest rate caps and swaps, which were required under the terms of the Credit Agreement, as a means of managing interest rate risk associated with outstanding debt. Summarized below are the carrying values and fair values of the Company's financial instruments. The carrying amounts for cash, cash equivalents, receivables and payables approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the table below.


                                                               (IN MILLIONS)
                                                      SEPTEMBER 24,      SEPTEMBER 27,
                                                          1994               1995
                                                    -----------------  -----------------
                                                    CARRYING    FAIR   CARRYING    FAIR
                                                     AMOUNT    VALUE    AMOUNT    VALUE
                                                    --------   ------  --------   ------
Balance Sheet Financial Instruments:
  Term Loans, Tranche A and B.....................   $--       $ --     $630.0    $630.0
  Notes...........................................    --         --      375.0     414.9
  Revenue Bonds and Capital Leases................    119.8     126.0    122.4     119.1


    The fair value of the Notes, Revenue Bonds and Capital Leases was estimated by the Company based upon discussions with its investment bankers. The principal amount of the Tranche A and B Term Loans approximate market since they are variable rate instruments which reprice monthly.


    The Company's off-balance sheet financial instruments include the Revolving Credit Facility, the Letter of Credit Facility and interest rate caps and swaps. At September 27, 1995, the total carrying amount of these financial instruments was $1.6 million and unrealized losses thereon approximated $3.0 million.


    The fair value of interest rate swaps and caps is the estimated amount that the Company would pay or receive to terminate the swap agreement at the reporting date, taking into account current interest rates and the current credit-worthiness of the swap counterparties. The fair value of the Revolving Credit Facility and the Letter of Credit Facility are based upon fees currently charged for similar agreements or on the estimated cost to terminate the obligation at the reporting date.

    As of September 24, 1994, the Predecessor Corporation entered into forward foreign exchange contracts with a Scott owned affiliate to hedge foreign currency intercompany transactions and balances for

                            SDW HOLDINGS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 13 -- FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

periods consistent with its committed exposures. The Predecessor Corporation's forward exchange contracts, which had a gross notional value of approximately $7.5 million at September 24, 1994, matured during 1994 and 1995 with no material gain or loss recorded.

    A significant portion of the Company's sales and accounts receivable are from four major customers. None of the Company's other financial instruments represent a concentration of credit risk because the Company has dealings with a variety of major banks and customers worldwide. None of the Company's off-balance sheet financial instruments would result in a significant loss to the Company if the other party failed to perform according to the terms of its agreement, as any such loss would generally be limited to the unrealized gain in any contract.

NOTE 14 -- LEASES
    The Company leases office and warehouse space and various office and manufacturing equipment under operating leases. Unexpired lease terms for operating leases range from one to six years. Most leases contain renewal options and options to purchase such equipment at fair market value. Rental expense relating to these leases was $9.0 million, $4.9 million, $0.8 million and $2.4 million for the twelve months ended December 25, 1993, the nine months ended September 24, 1994, the three months ended December 20, 1994 and the nine months ended September 27, 1995, respectively.

    Additionally, the Company has other commitments, which expire in 2008, to operate a biomass cogeneration facility adjacent to its Westbrook mill and to purchase its steam and electricity output on a take-or-pay basis (the "Cogeneration Obligation"). Under the Cogeneration Obligation, the Company paid approximately $7.0 million each for the twelve months ended December 25, 1993, the nine months ended September 24, 1994 and the nine months ended September 27, 1995. No payments were made during the three months ended December 20, 1994.

    The future minimum obligations under leases and other commitments having an initial or remaining noncancelable term in excess of one year as of September 27, 1995 are as follows (in millions):

YEAR ENDING
SEPTEMBER,                                          OPERATING LEASES   OTHER COMMITMENTS
--------------------------------------------------  ----------------   -----------------
1996..............................................        $3.3              $  7.0
1997..............................................         2.0                 7.5
1998..............................................         1.5                 7.8
1999..............................................         1.3                 7.3
2000..............................................         1.3                 7.4
Thereafter........................................         0.4                71.2
                                                           ---              ------
                                                          $9.8              $108.2
                                                           ---              ------
                                                           ---              ------

    Certain lease obligations and the Cogeneration Obligation contain scheduled payment increases. The Company is recognizing expenses associated with these contracts on a straight-line basis over the related contract's terms.

NOTE 15 -- ENVIRONMENTAL AND SAFETY MATTERS
    The Company is subject to a wide variety of increasingly stringent environmental laws and regulations relating to, among other matters, air emissions, wastewater discharges, past and present landfill operations and hazardous waste management. These laws include the Federal Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and their respective state counterparts. The Company will continue to incur significant capital and operating expenditures to maintain compliance with applicable federal and state environmental laws. These expenditures include costs of compliance with federal worker safety laws, landfill expansions and wastewater treatment system upgrades.

                            SDW HOLDINGS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 15 -- ENVIRONMENTAL AND SAFETY MATTERS (CONTINUED)


    In addition to conventional pollutants, minute quantities of dioxins and other chlorinated organic compounds may be contained in the wastewater effluent of the Company's bleached kraft pulp mills in Somerset and Westbrook, Maine and Muskegon, Michigan. The most recent National Pollutant Discharge Elimination System ("NPDES") wastewater permit limits proposed by the EPA would limit dioxin discharges from the Company's Somerset and Westbrook mills to less than the level of detectability. The Company is presently meeting the EPA's proposed dioxin limits but it is not meeting the proposed limits for other parameters (e.g. temperature and color) and is pursuing efforts to revise these other wastewater permit limits for its facilities. While the permit limitations at these two facilities are being challenged, the Company continues to operate under existing EPA permits, which have technically expired, in accordance with accepted administrative practice. In addition, the Muskegon mill is involved, as one of various industrial plaintiffs, in litigation with the County of Muskegon regarding the mill's wastewater treatment permit. The lawsuit challenges the permit's effluent limits imposed by local ordinance as arbitrary and unreasonable. In the meantime, the mill also has applied for alternative effluent limits. Although the Company believes that it will be successful in its various administrative and judicial challenges to those limits and in any negotiations of such limits with environmental regulatory authorities, the imposition of currently proposed limits could require substantial additional expenditures, including short-term expenditures, and may lead to substantial fines for any noncompliance.


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

    The Muskegon mill has had discussions with the Michigan Department of Natural Resources ("DNR") regarding a wastewater surge pond adjacent to the Muskegon Lake. The DNR presently is considering whether the surge pond is in compliance with Michigan Act 245 (Water Resources Commission Act) regarding potential discharges from that pond. The matter is now subject to the results of a pending engineering investigation. There is a possibility that, as a result of DNR requirements, the surge pond may be closed in the future. The Company estimates the cost of closure will be approximately $2.0 million. In addition, if it is necessary to replace the functional capacity of the surge pond with above-grade structures, the Company preliminarily estimates that up to an additional $8.0 million may be required for such construction costs.

    Warren has been identified as a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), or analogous state law, for cleanup of contamination at seven sites. Based upon the Company's understanding of the total amount of liability at each site, its calculation of its percentage share in each proceeding, and the number of potentially responsible parties at each site, the Company presently believes that its aggregate

                            SDW HOLDINGS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 15 -- ENVIRONMENTAL AND SAFETY MATTERS (CONTINUED) exposure for these matters is not material. Moreover, as a result of the Acquisition, Scott agreed to indemnify and defend the Company for and against, among other things, the full amount of any damages or costs resulting from the off-site disposal of hazardous substances occurring prior to the date of closing, including all damages and costs related to these seven sites. Since the date of closing of the Acquisition, Scott has been performing under the terms of this environmental indemnity and defense provision and, therefore, the Company has not expended any funds with respect to these seven sites.


    The Company must comply with a number of federal and state regulations that govern health and safety in the workplace, the most significant of which is the Federal Occupational Safety and Health Act ("OSHA"). Pursuant to a voluntary OSHA program piloted in the State of Maine in 1993, the Predecessor Corporation performed a self-assessment audit with respect to OSHA mandates at its Somerset and Westbrook mills and submitted a compliance plan to address certain health and safety matters. The Company anticipates that the total cost of implementing the compliance plan will be approximately $19.0 million. As of September 27, 1995, approximately $14.4 million of the total estimated $19.0 million had been expended. The Company expects that the majority of the remaining costs will be expended during fiscal years 1996 and 1997. The Company recognizes these costs as they are incurred.



    The Company currently has a five year demolition project in progress at its Westbrook facility for health and safety reasons. Total costs of the project are estimated to be approximately $9.0 million, of which approximately $4.5 million had been spent as of September ,27 1995. The Company recognizes these costs as they are incurred.


    The Company does not believe that it will have any liability under recent emergency legislation enacted by the State of Maine to cover a significant shortfall in the Maine workers' compensation system through assessments of employers and insurers; however, there can be no assurance that the existing legislation will fully address the shortfall.

    None of these matters, individually or in the aggregate, is expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.

NOTE 16 -- COMMITMENTS AND CONTINGENCIES
    The Mobile, Alabama paper mill was historically operated by Scott as part of an integrated facility (including a tissue mill, a pulp mill and energy facility). In connection with the Acquisition, Warren entered into long-term (25 years initially, subject to mill closures and certain FORCE MAJEURE events) supply agreements with Scott for the supply of pulp and water and the treatment of effluent at the Mobile Mill. Wood pulp will be supplied generally at market prices. Pulp prices will be discounted, primarily because of the lower delivery costs due to the elimination of freight costs associated with delivering pulp to Warren's Mobile paper mill and pulp quantities will be subject to minimum (170,000 to 182,400 tons per year) and maximum (220,000 to 233,400 tons per year) limits. Prices for other services to be provided by Scott will generally be based upon cost. Prior to the Acquisition, Scott sold its energy facility at Mobile to Mobile Energy Services Corporation ("MESC"). In connection with the sale of the energy facility, MESC entered into a long-term agreement with Warren to provide electric power and steam to the paper mill at rates generally comparable to market tariffs, including fuel cost and capital recovery components. Scott, MESC and Warren have also entered into a long-term shared facilities and services agreement (the "Shared Facilities Agreement") with respect to medical and security services, common roads and parking areas, office space and similar items and a comprehensive master operating agreement providing for the coordination of services and integration of operations among the energy facility, the paper mill, the pulp mill and the tissue mill. Annual fees under the Shared Facilities Agreement are expected to be approximately $1.5 million per year through the 25 year term of the agreement. Warren has the option to cancel certain non-essential services covered by the Shared Services Agreement at any time prior to the end of the 25 year term.

                            SDW HOLDINGS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 16 -- COMMITMENTS AND CONTINGENCIES (CONTINUED)
    A substantial portion of the Company's electricity requirements are satisfied through cogeneration agreements ("Power Purchase Agreements" or "Agreements") whereby the Somerset and Westbrook mills each cogenerate electricity and sell the output to Central Maine Power Company ("CMP"). The Westbrook and Somerset Agreements require CMP to purchase such energy produced by these cogeneration facilities at above market rates which has reduced the Company's historical cost of electrical energy. The Westbrook Agreement expires October 31, 1997 and the Somerset Agreement expires in the year 2012. The favorable pricing element of the Somerset Agreement will end on November 30, 1997. The agreements also require the mills to purchase electricity from CMP at the standard industrial tariff rate.

    To properly reflect the fair market value of the acquired Power Purchase Agreements as of the Acquisition date, the Company established a deferred asset of approximately $32.3 million, in accordance with APB No. 16. This deferred asset is recorded with other contracts valued at the Acquisition date as a net long-term liability. This deferred asset is being amortized over the remaining life of the favorable Power Purchase Agreements. For the nine months ended September 27, 1995, amortization expense related to this asset approximated $10.8 million.

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

NOTE 17 -- RETIREMENT BENEFITS

    PENSION PLANS

    Prior to the Acquisition, employees participated in two (Warren sponsored) hourly pension plans and a salaried pension plan and two Scott sponsored hourly pension plans. The assets and related benefit obligations of employees electing retirement prior to the Acquisition were transferred from Warren sponsored plans to Scott plans prior to December 20, 1994 and remain assets and obligations of Scott. During 1994 the assets and obligations relating to S.D. Warren's active employees were allocated to four newly formed pension plans based on the requirements of Section 414(l) of the Internal Revenue Code and the regulations thereunder. Management and the Plan's trustees believe such allocation is reasonable.

    The four defined-benefit, trusteed pension plans provide retirement benefits for substantially all employees. Benefits provided are primarily based on employees' years of service and compensation. The Company's funding policy complies with the requirements of Federal law and regulations. Plan assets consist of equity securities, bonds and short-term investments.

                            SDW HOLDINGS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 17 -- RETIREMENT BENEFITS (CONTINUED)
    The funded status of Warren-sponsored pension plans is shown below (in millions):

                                                    SEPTEMBER 24,   SEPTEMBER 27,
                                                        1994            1995
                                                    -------------   -------------
    Actuarial present value of benefit obligation:
      Vested......................................     $115.2          $ 71.3
      Nonvested...................................        5.3            18.0
                                                       ------          ------
        Accumulated benefit obligation............      120.5            89.3
    Additional obligation for future salary
     increases....................................        2.0            27.2
                                                       ------          ------
    Projected benefit obligation..................      122.5           116.5
    Plan assets at fair value.....................      105.3           102.5
                                                       ------          ------
    Projected benefit obligation in excess of plan
     assets.......................................      (17.2)          (14.0)
    Unrecognized amounts
      Transition obligation.......................        5.0          --
      Prior service cost..........................        8.1          --
      Unrecognized net gain.......................       (1.7)           (8.5)
                                                       ------          ------
    Accrued pension cost..........................       (5.8)          (22.5)
    Adjustment for minimum liability..............      (10.4)         --
                                                       ------          ------
    Net pension liability (amount is included in
     other long-term liabilities).................     $(16.2)         $(22.5)
                                                       ------          ------
                                                       ------          ------

    The net pension cost for Warren sponsored plans include the following components (in millions):


                                                                    NINE MONTHS    THREE MONTHS    NINE MONTHS
                                                     YEAR ENDED        ENDED          ENDED           ENDED
                                                    DECEMBER 25,   SEPTEMBER 24,   DECEMBER 20,   SEPTEMBER 27,
                                                        1993           1994            1994           1995
                                                    ------------   -------------   ------------   -------------
Service cost-benefits earned during the period....     $  1.5          $ 1.5          $ 0.4          $  4.5
Interest cost on projected benefit obligation.....        8.4            6.5            2.1             6.9
Actual return on plan assets......................      (18.9)          (0.8)           2.7           (10.4)
Net deferral......................................       10.7           (5.4)          (4.7)            4.2
                                                       ------          -----          -----          ------
Net pension cost..................................     $  1.7          $ 1.8          $ 0.5          $  5.2
                                                       ------          -----          -----          ------
                                                       ------          -----          -----          ------


    Pension expense allocated to the Predecessor Corporation relating to its participation in the Scott plans was $5.5 million, $5.7 million and $1.9 million for the year ended December 25, 1993, the nine months ended September 24, 1994 and the three months ended December 20, 1994, respectively.

    The projected benefit obligation at September 24, 1994 and September 27, 1995 was determined using an assumed discount rate of 8.25% and 8.0%, respectively, and an assumed long-term rate of compensation increase of 5.5% and 5.25% respectively. The assumed rate of return on plan assets (on an annualized basis) was 10.5%, 10.5%, 10.5% and 9.0% for the twelve months ended December 25, 1993, the nine months ended September 24, 1994, the three months ended December 20, 1994 and the nine months ended September 27, 1995, respectively.

    SAVINGS PLAN

    The Predecessor Corporation's contributions to various savings plans were based on employee contributions and compensation and totaled $5.5 million, $3.8 million and $0.6 million for the twelve months ended December 25, 1993, the nine months ended September 24, 1994 and the three months ended December 20, 1994, respectively. Warren currently sponsors two 401(k) deferred contribution plans covering

                            SDW HOLDINGS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 17 -- RETIREMENT BENEFITS (CONTINUED)
substantially all Warren's employees pursuant to which Warren is obligated to match, up to specified amounts, employee contributions. The Company's contributions to these plans totaled $3.8 million for the nine months ended September 27, 1995.

NOTE 18 -- POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
    FAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" requires the accrual of postretirement benefits other than pensions (such as health care benefits) during the years of employee service. Warren sponsors a defined benefit postretirement plan that provides health care and life insurance benefits to eligible retired employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of service. Obligations relating to employees electing retirement prior to December 20, 1994 were not assumed by Warren at Acquisition. Such obligations remain the obligations of Scott.

    The following schedule provides the plan's funded status and obligations (in millions):

                                                    SEPTEMBER 24,   SEPTEMBER 27,
                                                        1994            1995
                                                    -------------   -------------
    Accumulated postretirement benefit obligations
     (APBO):
      Retirees....................................     $  65.3         $--
      Active Participants.........................        38.6           25.7
                                                    -------------      ------
      Total APBO..................................       103.9           25.7
    Plan assets at fair value.....................      --             --
                                                    -------------      ------
    APBO in excess of plan assets.................      (103.9)         (25.7)
      Unrecognized transition obligation..........        63.9         --
      Unrecognized net actuarial gain.............       (13.1)          (1.8)
                                                    -------------      ------
    Net postretirement liability..................     $ (53.1)        $(27.5)
                                                    -------------      ------
                                                    -------------      ------

    Components of the net periodic postretirement benefit expense are as follows (in millions):


                                                                    NINE MONTHS    THREE MONTHS    NINE MONTHS
                                                     YEAR ENDED        ENDED          ENDED           ENDED
                                                    DECEMBER 25,   SEPTEMBER 24,   DECEMBER 20,   SEPTEMBER 27,
                                                        1993           1994            1994           1995
                                                    ------------   -------------   ------------   -------------
Service cost......................................     $ 3.2           $ 2.7           $0.9           $2.0
Interest cost on APBO.............................       7.9             5.0            1.7            1.6
Net amortization and deferral.....................       6.0             4.0            1.3          --
                                                       -----           -----            ---            ---
Net postretirement benefit cost...................     $17.1           $11.7           $3.9           $3.6
                                                       -----           -----            ---            ---
                                                       -----           -----            ---            ---


    The discount rates used to estimate the accumulated benefit obligations as of September 24, 1994 and September 27, 1995 were 8.25% and 8.0% respectively. The health care cost trend rates used to value APBO were 12.4%, 10.5%, 10.5% and 9.0% at December 25, 1993, September 24, 1994, December 20, 1994 and September 27, 1995, respectively, decreasing gradually to an ultimate rate of 5.0% in the year 2007. A one-percentage point increase in the assumed health care trend rate for each future year would increase the APBO by approximately 8.7% at September 27, 1995 and would increase the sum of the benefits earned and interest cost components of net postretirement benefit cost for 1995 by approximately 14.7%

    Effective December 26, 1993, Scott adopted FAS No. 112, "Employers' Accounting for Postemployment Benefits." This standard requires employers to recognize and when necessary, accrue for the estimated cost of benefits provided to former or inactive employees after employment but before retirement. The effect on the Company of adopting this statement was not material.

                            SDW HOLDINGS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 19 -- OTHER LIABILITIES (IN MILLIONS)


                                                    SEPTEMBER 24,   SEPTEMBER 27,
                                                        1994            1995
                                                    -------------   -------------
Accrued workers' compensation.....................      $23.3           $35.0
Accrued pension and other postretirement
benefits..........................................       62.3            50.0
Other accrued liabilities.........................        8.3             8.3
                                                        -----           -----
                                                        $93.9           $93.3
                                                        -----           -----
                                                        -----           -----


NOTE 20 -- WARREN REDEEMABLE EXCHANGEABLE PREFERRED STOCK

    Warren has authorized 10.0 million shares of redeemable exchangeable preferred stock from which Warren's Board of Directors designated a series consisting of 3.0 million shares of Old Senior Preferred Stock. The Old Senior Preferred Stock was issued in connection with the financing of the Acquisition. The Old Senior Preferred Stock was exchanged for Warren Senior Preferred Stock on May 31, 1995.



    The Warren Senior Preferred Stock has a liquidation preference of $25.00 per share (aggregate liquidation preference is $75.0 million, plus accumulated dividends). The Warren Senior Preferred Stock was recorded at the net proceeds of $65.4 million received from the issuance after deducting stock issuance costs and excluding approximately $6.9 million paid by the purchasers to Holdings for class A warrants which were issued in conjunction with the Old Senior Preferred Stock. The excess of the liquidation preference over the carrying value is being accreted by periodic charges to retained earnings over the life of the issue. The Warren Senior Preferred Stock has been accounted for as the equivalent of a minority interest for the purposes of the Company's financial statements.



    Dividends are cumulative and accrue quarterly at a rate of 14% per annum  of
(a) the liquidation preference amount and (b) the amount of accrued but unpaid dividends from prior dividend accrual periods ending on or prior to December 15, 1999 ("Accumulated Dividends"). Warren does not expect to pay dividends on the Warren Senior Preferred Stock in cash for any period ending on or prior to December 15, 1999. Cumulative dividends on Warren Senior Preferred Stock that have not been paid at September 27, 1995 are $8.5 million and are included in the carrying amount of the Warren Senior Preferred Stock as indicated below (in millions):


Issuance on December 21, 1994 for cash (at fair
 value on date of issuance).......................  $65.4
Accretion to redemption value.....................    0.6
Dividends on preferred stock......................    8.5
                                                    -----
Balance, September 27, 1995.......................  $74.5
                                                    -----
                                                    -----

    REDEMPTION


    The Warren Senior Preferred Stock is redeemable at the option of Warren, in whole or in part, at any time on or after December 15, 2001 at the redemption prices (expressed as a percentage of the Specified Amount) with respect to the Warren Senior Preferred Stock set forth below plus all accrued and unpaid liquidated damages and dividends (excluding any Accumulated Dividends), if any, if redeemed during the twelve month period beginning on December 15 of the years indicated below:


YEAR                                                                                        PERCENTAGE
------------------------------------------------------------------------------------------  -----------
2001......................................................................................      104.2%
2002......................................................................................      102.8%
2003......................................................................................      101.4%
2004......................................................................................      100.0%

                            SDW HOLDINGS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 20 -- WARREN REDEEMABLE EXCHANGEABLE PREFERRED STOCK (CONTINUED)

    "Specified Amount" on any specific date with respect to any share of Warren Senior Preferred Stock means the sum of (i) the liquidation preference with respect to such share and (ii) the Accumulated Dividends with respect to such share.



    In the event that Holdings consummates one or more public offerings of its common stock on or before December 15, 1997, Warren may, at its option, redeem the Warren Senior Preferred Stock with the proceeds therefrom at a redemption price equal to 113% of the Specified Amount, plus all accrued and unpaid liquidated damages and dividends (excluding any Accumulated Dividends), if any, through the redemption date; provided, that at least $50.0 million in aggregate Specified Amount of Warren Senior Preferred Stock remains outstanding immediately following such redemption.



    Warren is required to redeem the Warren Senior Preferred Stock on December 15, 2006 at the Specified Amount plus all accrued and unpaid damages and dividends (excluding any Accumulated Dividends).



    At any scheduled dividend payment date, Warren may, at its option, exchange all of the shares of the Warren Senior Preferred Stock then outstanding for the Warren's 14% Series B Subordinated Exchange Debentures due 2006.



    In the event of a Change of Control, as defined, the holders of Warren Senior Preferred Stock will have the right to require Warren to repurchase such Warren Senior Preferred Stock, in whole or in part, at a price equal to 101% of the Specified Amount thereof, plus accrued and unpaid liquidated damages and dividends (excluding any Accumulated Dividends).



    Holders of the Warren Senior Preferred Stock have limited voting rights customary for preferred stock including the right to elect two additional directors upon certain events such as Warren failing to pay dividends in cash for more than six consecutive dividend accrual periods ending after December 15, 1999.


NOTE 21 -- PREFERRED STOCK
    Holdings has authorized 5.0 million shares of preferred stock from which Holdings' Board of Directors designated a series consisting of 1.5 million shares of 15% Senior Exchangeable Preferred Stock (the "Preferred Stock"). The Preferred Stock was issued in connection with the financing of the Acquisition. The Preferred Stock has a liquidation preference of $25.00 per share.

    Dividends  are cumulative and accrue quarterly at a rate of 15% per annum of
(a) the liquidation preference amount and (b) the amount of accrued but unpaid dividends from prior dividend accrual periods ending on or prior to December 15, 1999 ("Accumulated Dividends"), except that if any shares of Preferred Stock are outstanding after December 15, 2006, such rate will increase by 0.25% per annum for each quarterly period after such date up to a maximum rate of 20% per annum. The Company does not expect to pay dividends on the Preferred Stock in cash for any period ending on or prior to December 15, 1999. Cumulative dividends on the Preferred Stock that have not been paid at September 27, 1995 are $4.6 million and are included in the carrying amount of the Preferred Stock as indicated below (in millions):

Issuance on December 21, 1994 for cash........................................................................  $37.5
Dividends on preferred stock..................................................................................    4.6
                                                                                                                -----
Balance, September 27, 1995...................................................................................  $42.1
                                                                                                                -----
                                                                                                                -----

    REDEMPTION

    The Preferred Stock is redeemable at the option of Holdings, in whole or in part, at any time at a redemption price of 100% of the Specified Amount plus all accrued and unpaid dividends (excluding Accumulated Dividends).

                            SDW HOLDINGS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 21 -- PREFERRED STOCK (CONTINUED)
    "Specified Amount" on any specific date with respect to any share of Preferred Stock means the sum of (i) the liquidation preference with respect to such share and (ii) the Accumulated Dividends with respect to such share.

    In the event that the Company consummates certain specified transactions, Holdings will be required to redeem the Preferred Stock at a redemption price equal to 100% of the Specified Amount, plus all accrued and unpaid dividends (excluding Accumulated Dividends).

    At any scheduled dividend payment date, the Company may, at its option, exchange all of the shares of the Preferred Stock then outstanding for Holdings 15% Subordinated Exchange Debentures Due 2011.

    In the event of a Change of Control, as defined, the holders of Preferred Stock will have the right to require Holdings to repurchase such Preferred Stock at a price equal to 101% of the Specified Amount thereof, plus accrued and unpaid dividends (excluding Accumulated Dividends).

    Holders of the Preferred Stock have limited voting rights, customary for preferred stock, including the right to approve certain issuances of securities, mergers, consolidations and sales of assets and the right to elect two additional directors upon certain events such as Holdings failing to pay dividends in cash for more than six consecutive dividend accrual periods ending after December 15, 1999.

    REGISTRATION

    Holdings has agreed to use reasonable efforts to cause a shelf registration statement relating to the Preferred Stock to be declared effective by the SEC. Holdings has also agreed to keep such registration statement continuously effective for three years from the effective date of such registration statement, subject to certain exceptions.

NOTE 22 -- COMMON STOCK
    The authorized common  stock of  Holdings (the "Common  Stock") consists  of
100.0 million shares, par value $0.01, of which 30.7 million shares are issued and outstanding.


    In connection with the acquisition, Holdings issued 6.3 million Class B warrants (the "Class B Warrants") each exercisable for one share of Common Stock at $0.01 per share. On April 7, 1995, approximately 2.0 million Class B Warrants were exercised by Sappi. Holdings has agreed to use its reasonable best efforts to cause a shelf registration statement relating to the Class B Warrants to be filed no later than January 31, 1996 and to cause such registration statement to be declared effective by the Commission no later than 90 days after such filing date. Holdings has agreed to use its reasonable best efforts to keep such registration statement continuously effective through December 20, 1997, subject to certain exceptions.



    In connection with the issuance of the Senior Preferred Stock by Warren, 3.0 million Class A warrants (the "Class A Warrants") exercisable for 0.9 million shares of Common Stock were issued at $0.01 per share. Proceeds from the issuance of the Class A Warrants were approximately $6.9 million. Holdings has agreed to use its best efforts to cause a shelf registration statement relating to the Class A Warrants to be filed no later than January 31, 1996 and to cause such registration statement to be declared effective by the Commission no later than 90 days after such filing date. If Holdings fails to file such registration statement by January 31, 1996 or fails to have it declared effective within 90 days thereafter or fails to keep such registration effective, Holdings will be obligated to pay liquidated damages in an amount equal to $.0025 per week per Class A Warrant (or number of shares of common stock issuable upon exercise of a Class A Warrant), increasing by $.0025 after each subsequent 90 day period, up to a maximum amount of $.0125 per week per Class A Warrant. Holdings has agreed to use its reasonable best efforts to keep such registration statement continuously effective through December 20, 1997, subject to certain exceptions.



    The Class A Warrants and Class B Warrants are exercisable at any time through December 15, 2006.

                            SDW HOLDINGS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 22 -- COMMON STOCK (CONTINUED)
    The Company has reserved 5.2 million shares of Common Stock for issuance upon exercise of such warrants.

NOTE 23 -- RELATED PARTY TRANSACTIONS

    Pursuant to the limitations on restricted payments outlined in the Credit Agreement, the indenture relating to the Notes and the Warren Senior Preferred Stock, Warren may make cash payments to Holdings, including, among other things,
(i) amounts under a tax sharing agreement to be entered into between Warren and Holdings necessary to enable Holdings to pay Warren's taxes and (ii) administrative fees to Holdings and amounts to cover various specified costs and expenses of Holdings. The associated administrative fee charged by Holdings to Warren for the nine months ended September 27, 1995 was approximately $0.8 million.


    Warren   has  contracted  through  a   management  services  agreement  (the
"Management Services Agreement") and central cost allocation agreement (the "Central Cost Allocation Agreement") with two subsidiaries of Sappi, Sappi Trading AG (referred to as "SIM" as it is in the process of changing its name to Sappi International Management AG) and Sappi Management Services Limited ("SMS") to provide management advisory services. The aggregate fee to be charged to Warren by SIM and SMS is limited to an annual amount of $1.0 million. For the nine months ended September 27, 1995, Warren incurred such a management fee of approximately $0.8 million.

    The Management Services Agreement with SIM establishes an agreement whereby SIM provides strategic and corporate planning advice, financial and legal services and services relating to public affairs and human resources. Warren agrees to pay a service fee to SIM which is determined based upon Warren's proportionate share in the aggregate amount of costs which SIM incurs in providing services to the entire number of group companies which have entered into agreements of this nature with SIM, plus a profit mark-up of 10%. Warren's proportionate share is based upon the time spent on Warren services divided by total time spent by SIM on total group company services. This agreement commenced on January 1, 1995 and is effective until terminated by either party with six months written notice.

    The Central Cost Allocation Agreement with SMS provides for general technical and administrative support services to supplement the services provided by SIM. Warren has agreed to pay a service fee to SMS which is determined based upon Warren's proportionate share in the aggregate amount of costs which SMS incurs in providing services to the entire number of group companies which have entered into agreements of this nature with SMS, plus a profit mark-up of 10%. Warren's proportionate share is based upon Warren's inventory turnover divided by total inventory turnover of SMS group companies. This agreement commenced on January 1, 1995 and is effective for one year unless terminated by either party with six months written notice.


    Warren has also entered into a cross licensing agreement with Sappi Deutschland, the worldwide holding company for all European and U.S. business operations of the Sappi Group and Hannover Papier AG ("Hannover"), a subsidiary of Sappi. Pursuant to this agreement, Warren and Hannover have agreed to enter into specific written agreements to share paper processing techniques and have also agreed to enter into specific distribution agreements whereby Warren has agreed to use its distribution network in the United States to facilitate and increase Hannover's exports. Sappi Deutschland will facilitate the licensing process. No specific agreements have been entered into in connection with this cross licensing agreement as of September 27, 1995.



    During fiscal 1995, Warren sold products to certain Sappi subsidiaries (Sappi Europe, SA and Specialty Pulp Services) at market rates. These subsidiaries then sold Warren's product to external customers and remitted the proceeds from such sales to Warren, net of a sales commission. Warren sold $33.0 million of products to subsidiaries of Sappi and expensed fees of approximately $1.1 million relating to these sales for

                            SDW HOLDINGS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 23 -- RELATED PARTY TRANSACTIONS (CONTINUED)
the nine months ended September 27, 1995. Trade accounts receivable at September 27, 1995 includes approximately $12.4 million due from subsidiaries of Sappi. Warren is in the process of formalizing a written agreement for this relationship.


NOTE 24 -- SUBSEQUENT EVENTS (UNAUDITED)


    In April 1996, Warren amended its Credit Agreement and changed certain provisions relating to restrictive covenants including, among other things, the ability to incur additional debt, pay dividends and sell certain assets. In addition, certain provisions relating to interest rates, fees, collateral, prepayments and affirmative covenants were amended.



    On April 23, 1996, in conjunction with the amendment to Warren's Credit Agreement, Warren entered into a five year agreement which provides for the sale of all of Warren's trade accounts receivable, net of all related allowances, through a bankruptcy remote subsidiary to an unrelated financial institution (the "A/R Facility"). The cash proceeds from the sale are based upon a computation of eligible trade accounts receivable and the subsidiary retains an undivided interest in the remaining "ineligible" trade accounts receivable. As collections reduce the trade accounts receivable sold, participating interests in new trade accounts receivable are sold. The proceeds from the A/R Facility along with $10.0 million of available cash on hand were used to prepay $100.0 million of the term loans under Warren's amended Credit Agreement. Approximately $3.3 million of financing fees that had previously been deferred were written off as a result of this prepayment.



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

                                                                      SCHEDULE I

                            SDW HOLDINGS CORPORATION
                   CONDENSED FINANCIAL INFORMATION OF PARENT
                       CONDENSED STATEMENT OF OPERATIONS
                                 (IN MILLIONS)


                                                          RESTATED
                                                     PERIOD DECEMBER 21,
                                                        1994 THROUGH
                                                    SEPTEMBER 27, 1995(1)
                                                    ---------------------
Administrative expense(2).........................          $(0.5)
Equity in earnings of S.D. Warren Company, net of
 dividends and accretion on S.D. Warren preferred
 stock and income tax expense of $9.1 and $28.2,
 respectively.....................................           33.0
                                                            -----
Income before income taxes........................           33.5
Income tax expense................................            0.2
                                                            -----
Net income........................................          $33.3
                                                            -----
                                                            -----


(1) SDW Holdings Corporation's operations did not commence until the completion of the acquisition of S.D. Warren Company.

(2) Administrative expense includes $0.8 income of advisory fees from Warren.

                                                                      SCHEDULE I

                            SDW HOLDINGS CORPORATION
                   CONDENSED FINANCIAL INFORMATION OF PARENT
                            CONDENSED BALANCE SHEET
                                 (IN MILLIONS)


                                                        RESTATED
                                                      SEPTEMBER 27,
                                                          1995
                                                    -----------------
Assets:
  Due from S.D. Warren Company....................       $  0.8
  Investment in S.D. Warren Company...............        364.8
                                                         ------
    Total Assets..................................       $365.6
                                                         ------
                                                         ------
Liabilities and Stockholders' Equity:
  Current liabilities -- Accrued and other current
   liabilities....................................       $  0.5
                                                         ------
  Stockholders' Equity:
  Preferred stock (liquidation value $42.1
   million).......................................         42.1
  Common Stock....................................          0.3
  Capital in excess of par........................        294.0
  Retained earnings...............................         28.7
                                                         ------
    Total Stockholders' Equity....................        365.1
                                                         ------
    Total Liabilities and Stockholders' Equity....       $365.6
                                                         ------
                                                         ------

                                                                      SCHEDULE I

                            SDW HOLDINGS CORPORATION
                   CONDENSED FINANCIAL INFORMATION OF PARENT
                            STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)


                                                                                                    RESTATED
                                                                                               PERIOD DECEMBER 21,
                                                                                                  1994 THROUGH
                                                                                                  SEPTEMBER 27,
                                                                                                     1995(1)
                                                                                               -------------------
Cash Provided by Operating Activities:
  Net Income.................................................................................       $    33.3
  Adjustment to reconcile net income to net cash provided by operating activities:
   Equity in earnings of S.D. Warren Company.................................................           (33.0)
  Change in working capital..................................................................            (0.3)
                                                                                                      -------
    Net cash provided by operations..........................................................             0.0
                                                                                                      -------
Cash flow utilized by investing activities:
  Investment in S.D. Warren Company..........................................................          (331.8)
Cash flow from financing activities:
  Net proceeds from sale of common and preferred stock.......................................           331.8
                                                                                                      -------
Net change in cash and cash equivalents......................................................             0.0
                                                                                                      -------
Cash and cash equivalents at beginning and end of period.....................................       $     0.0
                                                                                                      -------
                                                                                                      -------


------------------------

(1) SDW Holdings Corporation's operations did not commence until the completion of the acquisition of S.D. Warren Company.

                                                                     SCHEDULE II

                            SDW HOLDINGS CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)


                                                                 BALANCE AT     CHARGED TO     DEDUCTIONS    BALANCE AT
                                                                BEGINNING OF     COSTS AND    (PRINCIPALLY     END OF
                                                                   PERIOD        EXPENSES      WRITE-OFFS)     PERIOD
                                                                -------------  -------------  -------------  -----------
Allowance for doubtful accounts:
  Nine months ended September 27, 1995........................    $     5.4      $     0.2      $  --         $     5.6
  Three months ended December 20, 1994........................          6.3         --                0.9           5.4
  Nine months ended September 24, 1994........................          5.4            0.9         --               6.3
  Twelve months ended December 25, 1993.......................          4.7            0.7         --               5.4

Allowance for inventory obsolescence (Restated):
  Nine months ended September 27, 1995........................    $  --          $     4.1      $  --         $     4.1
  Three months ended December 20, 1994........................          2.1            0.5         --               2.6
  Nine months ended September 24, 1994........................          2.3            0.6            0.8           2.1
  Twelve months ended December 25, 1993.......................          2.6         --                0.3           2.3

Reserve for restructuring:
  Three months ended December 20, 1994........................    $    12.7      $  --          $    12.7     $  --
  Nine months ended September 24, 1994........................         91.7         --               79.0          12.7
  Twelve months ended December 25, 1993.......................         26.4           66.1            0.8          91.7

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


    Deloitte & Touche LLP were appointed independent auditors to SDW Holdings Corporation, prior to the Acquisition of the Predecessor Corporation. Coopers & Lybrand L.L.P. served as independent accountants to the Predecessor Corporation prior to the Acquisition and upon completion of the Acquisition, Deloitte & Touche LLP replaced Coopers & Lybrand L.L.P. as independent auditors to SDW Holdings Corporation and its subsidiaries. There were no disagreements between the Predecessor Corporation and Coopers & Lybrand L.L.P. on matters of accounting and financial disclosure in the two years and subsequent interim period preceding their replacement by Deloitte & Touche LLP.



    During 1995, Coopers & Lybrand L.L.P. informed the Company that they would not consent to the use of their report on the Predecessor Corporation's financial statements in certain anticipated registration statements to be filed with the Securities and Exchange Commission. As a result, the Company engaged Deloitte & Touche LLP to reaudit the Predecessor Corporation financial statements included in Item 8 of this filing of Form 10-K Financial Information.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Intentionally Omitted.*

ITEM 11.  EXECUTIVE COMPENSATION

    Intentionally Omitted.*

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Intentionally Omitted.*

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Intentionally Omitted*

--------------------------------------------------------------------------------


* This amended report is being voluntarily filed with the Securities and Exchange Commission (the "Commission") pursuant to the registrant's contractual obligations to file with the Commission all financial information that would be required to be filed on a Form 10-K. The registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

    (a) (1) FINANCIAL STATEMENTS. The financial statements listed under Item 8 are filed as a part of this Annual Report.

        (2) FINANCIAL STATEMENT SCHEDULES. FINANCIAL STATEMENT SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF PARENT AND FINANCIAL STATEMENT
           SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS LISTED UNDER ITEM 8 ARE FILED AS PART OF THIS ANNUAL REPORT.


        (3) EXHIBITS.



            27.0  FINANCIAL DATA SCHEDULE



                  All other exhibits have been intentionally omitted.*


    (b) REPORTS ON FORM 8-K. The Company did not file any Current Reports on Form 8-K during the last quarter of the period covered by this Annual Report.

--------------------------------------------------------------------------------


* This amended report is being voluntarily filed with the Securities and Exchange Commission (the "Commission") pursuant to the registrant's contractual obligations to file with the Commission all financial information that would be required to be filed on a Form 10-K. The registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                                   SIGNATURES


SDW Holdings Corporation has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.*


                                          SDW HOLDINGS CORPORATION


 Date: September 11, 1996           By: /s/ WILLIAM E. HEWITT
                                    -------------------------------------------
                                    William E. Hewitt
                                       VICE PRESIDENT, TREASURER, AND DIRECTOR
                                       (PRINCIPAL FINANCIAL AND ACCOUNTING
                                       OFFICER)



--------------------------------------------------------------------------------


* This amended report is being voluntarily filed with the Securities and Exchange Commission (the "Commission") pursuant to the registrant's contractual obligations to file with the Commission all financial information that would be required to be filed on a Form 10-K. The registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.