Form 10-K
period 1996-10-02
SDW HOLDINGS CORP
filed 1996-12-27
CIK 946747

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K
                            FINANCIAL INFORMATION*
           FOR THE PERIOD SEPTEMBER 28, 1995 THROUGH OCTOBER 2, 1996

(MARK ONE)*

  [_] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE PERIOD SEPTEMBER 28, 1995 THROUGH OCTOBER 2, 1996

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM      TO

                    COMMISSION FILE NUMBER--NOT APPLICABLE*

                           SDW HOLDINGS CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              13-3795926
    (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)


 2700 WESTCHESTER AVENUE, PURCHASE, NY               10577-2554
    (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
               OFFICES)

  REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (914) 696-0021

  Securities registered pursuant to Section 12(b) of the Act:

  NONE

  Securities registered pursuant to Section 12(g) of the Act:

  NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_]* No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]*

  The number of shares of Common Stock outstanding as of December 27, 1996 was 30,726,561 shares.

--------
* This report is being voluntarily filed with the Securities and Exchange Commission (the "Commission") pursuant to the registrant's contractual obligations to file with the Commission all financial information that would be required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934. The registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  Intentionally Omitted.*

ITEM 2. PROPERTIES

  Intentionally Omitted.*

ITEM 3. LEGAL PROCEEDINGS

  Intentionally Omitted.*

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

  Intentionally Omitted.*

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Intentionally Omitted.*



--------
* This report is being voluntarily filed with the Commission pursuant to the registrant's contractual obligations to file with the Commission all financial information that would be required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934. The registrant is not required to file reports pursuant to Section 13 and 15(d) of the Securities Exchange Act of 1934.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth selected consolidated statement of operations data, share data and consolidated balance sheet data for SDW Holdings Corporation ("Holdings") and the Predecessor Corporation (as defined in the Notes to Financial Statements). Holdings owns all of the outstanding common stock of S.D. Warren Company ("S.D. Warren," "Warren," or the "Successor Corporation"). Holdings is a holding company with no material assets other than its investment in Warren. All of the operations of Holdings (other than the management of its investment in Warren and the provision of certain corporate services to Warren) are currently conducted through Warren. The selected financial data for the twelve months ended December 25, 1993, the nine months ended September 24, 1994 and the period from September 25, 1994 through December 20, 1994 are derived from the combined financial statements of the Predecessor Corporation, which have been audited by Deloitte & Touche LLP. The selected financial data for the period from December 21, 1994 through September 27, 1995 and the twelve months ended October 2, 1996 (which includes 53 weeks) are derived from the consolidated financial statements of Holdings which have been audited by Deloitte & Touche LLP. The selected financial data for the twelve months ended December 26, 1992 were prepared from unaudited selected financial data provided to Holdings by the Predecessor Corporation's Parent, Scott Paper Company, in connection with the acquisition of Warren. Operating data for any periods less than one year are not necessarily indicative of the results that may be expected for the full year. Further, data for the Predecessor and Successor Corporations are not necessarily comparable as a result of a new basis of accounting for the Successor Corporation and the adoption of certain accounting policies.

                                                                             SEPTEMBER 25,   DECEMBER 21,
                          TWELVE MONTHS    TWELVE MONTHS     NINE MONTHS          1994           1994      TWELVE MONTHS
                              ENDED            ENDED             ENDED           THROUGH        THROUGH        ENDED
                          DECEMBER 26,     DECEMBER 25,     SEPTEMBER 24,     DECEMBER 20,   SEPTEMBER 27,  OCTOBER 2,
                             1992(1)            1993             1994             1994           1995          1996
                         ---------------- ---------------- ---------------- ---------------- ------------- -------------
                           S.D. WARREN      S.D. WARREN      S.D. WARREN      S.D. WARREN
                           COMPANY AND      COMPANY AND      COMPANY AND      COMPANY AND    CONSOLIDATED  CONSOLIDATED
                         CERTAIN RELATED  CERTAIN RELATED  CERTAIN RELATED  CERTAIN RELATED  SDW HOLDINGS  SDW HOLDINGS
                           AFFILIATES       AFFILIATES       AFFILIATES       AFFILIATES     CORPORATION   CORPORATION
                          (PREDECESSOR)    (PREDECESSOR)    (PREDECESSOR)    (PREDECESSOR)    (SUCCESSOR)   (SUCCESSOR)
                         ---------------- ---------------- ---------------- ---------------- ------------- -------------
                                                      (IN MILLIONS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS
 DATA:
 Sales..................     $1,212.8         $1,143.6         $  828.8         $  313.6       $1,155.8      $1,441.6
 Gross profit...........        182.5            168.1            106.4             49.9          269.8         255.0
 Selling, general and
  administrative
  expense...............         91.0             91.7             72.1             22.2           96.2         134.0
 Restructuring..........          --              66.1              --               --             --            --
 Income from
  operations............         91.5             10.3             34.3             27.7          173.6         121.0
 Other income (expense),
  net...................          0.1              0.1              0.1             (0.5)           3.2          (0.1)
 Interest expense.......          9.0              8.5              6.4              2.3          106.0         108.9
 Income tax expense.....         32.0              6.5             11.2              9.9           28.4           5.1
 Dividends and accretion
  on Warren Series B
  preferred stock.......          --               --               --               --             9.1          13.5
 Extraordinary item, net
  of tax................          --               --               --               --             --           (2.0)
 Net income (loss)......         50.6             (4.6)            16.8             15.0           33.3          (8.6)
 Dividends on preferred
  stock.................          --               --               --               --             4.6           6.9
 Net income (loss)
  applicable to common
  stockholders..........         50.6             (4.6)            16.8             15.0           28.7         (15.5)
SHARE DATA:
 Net income (loss)
  applicable to common
  stockholders..........     $    --          $    --          $    --          $    --        $   0.80        ($0.50)
 Weighted average common
  shares outstanding....          --               --               --               --            35.9          30.7
BALANCE SHEET DATA (AT
 END OF PERIOD):
 Cash and cash
  equivalents...........     $    1.3         $    2.1         $    4.7         $   75.0       $   62.2      $   49.0
 Working capital........         67.0             47.1            156.2            233.2          177.9         109.8
 Total assets...........      1,696.8          1,711.7          1,676.9          1,737.1        1,887.3       1,725.4
 Total debt (including
  current maturities)...        125.7            124.3            119.8            119.3        1,127.4         948.9
 Warren Series B
  preferred stock.......          --               --               --               --            74.5          88.0
 Preferred Stock........          --               --               --               --            42.1          49.0
 Parent's equity........      1,152.3          1,088.1          1,136.5          1,219.1            --            --
 Stockholders' equity...          --               --               --               --           365.1         356.5

-------
(1) Includes the revision in the estimated useful lives used to compute depreciation for certain equipment which increased net income by approximately $26.2 million as well as the adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" which reduced net income by approximately $6.1 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  SDW Holdings Corporation ("Holdings") owns all of the outstanding common stock of S.D. Warren Company ("S.D. Warren" or "Warren"). Holdings is a holding company with no material assets other than its investment in Warren. All of the operations of Holdings (other than the management of its investment in Warren and the provision of certain corporate services to Warren) are currently conducted through Warren. The following discussion relates principally to the results of operations and financial condition of Warren. Accordingly, Holdings, together with Warren, are referred to herein as the "Company."

  The Company manufactures printing, publishing and specialty papers and has pulp operations vertically integrated with certain of its manufacturing facilities. The Company currently operates four paper mills with total annual production capacity of approximately 1.5 million tons of paper. The Company also owns a sheeting facility in Allentown, Pennsylvania, with annual sheeting capacity of approximately 90,000 tons, and owns approximately 911,000 acres of timberlands in the State of Maine.

  On October 8, 1994, SDW Acquisition Corporation ("SDW Acquisition"), a direct wholly-owned subsidiary of Holdings, entered into a definitive agreement (the "Stock Purchase Agreement") pursuant to which, on December 20, 1994, SDW Acquisition acquired (the "Acquisition") from Scott Paper Company ("Scott") all of the outstanding capital stock of Warren. Immediately following the Acquisition, SDW Acquisition merged with and into Warren (the "Merger"), with Warren (the "Successor Corporation") surviving. See the Notes to Financial Statements for information regarding the Acquisition and financing thereto.

  The Acquisition has resulted in a new basis of accounting, the adoption of certain accounting policies which differ from the accounting policies of the Predecessor Corporation, as defined in the Notes to Financial Statements, and increases to certain manufacturing costs (purchased pulp and energy at the Company's Mobile, Alabama facility) resulting from obtaining these manufacturing resources on a third-party versus affiliate basis. As a result, the Predecessor Corporation's financial statements for periods prior to the Acquisition are not comparable to the Company's.

  The Company wishes to caution readers that this discussion and analysis contains forward-looking statements which, at the time made, speak about the future and are based upon management's interpretation of what it believes are significant factors affecting the Company's business, and there can be no assurances that management's interpretations and the assumptions on which they are based will prove to be correct. The Company believes that various factors could affect the Company's actual results and could cause the Company's actual results for 1996, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Such factors include, but are not limited to: global economic and market conditions; production and capacity in the United States and Europe; production and pricing levels of pulp and paper; any major disruption in production at key facilities; alterations in trade conditions in and between the United States and other countries where the Company does business and changes in environmental, tax and other laws and regulations.

MARKET OVERVIEW

  The market for coated paper has historically experienced price fluctuations which are driven by North American supply/demand imbalances and, to a lesser degree, the availability and relative pricing of imported products. In contrast to the highs of fiscal year 1995, 1996 was disappointing for the North American paper market. Coated free paper shipments in the segments in which the Company competes declined approximately 12%, as customers worked down inventories built the preceding year in the face of rising prices. With shipments down and pulp prices falling sharply in the first six months of the fiscal year, coated paper prices came under extreme pressure. By August 1996, key lightweight coated free grades had fallen approximately 20% to 30% from their July 1995 highs. During the final fiscal quarter of 1996, shipments had begun to rebound and pricing had leveled off.

   The uncoated market also experienced inventory destocking, with a year over year decline in shipments of 2.5% and prices of key grades falling 35% to 40% from September 1995 to March 1996. The specialty businesses did not experience this inventory fluctuation, instead having relatively stable market volume and pricing.

  Despite the unfavorable market, the Company managed to gain share through a combination of strong customer mix, product quality, end user pull-through selling and an extensive merchant distribution system. Sales volume, incorporating all products of the Company, for fiscal year 1996 totaled approximately 1.3 million tons compared with a figure marginally lower for the twelve months ended September 1995.

  Any failure of the industry to maintain its recovery in the near future, or any prolonged or severe weakness in the market for any of the Company's products in the future, may adversely affect the Company's financial position, results of operations and cash flows. Management anticipates continued improvement in business conditions for the Company's products. However, new coated paper capacity scheduled for the end of calendar year 1997 in Europe, as well as certain machine conversions during 1997 to coated freesheet manufacture in the United States, will impact market supply/demand balance and may constrain upward movement of coated prices.


  The following discussion and analysis should be read in conjunction with the Financial Statements and the Notes thereto.

RESULTS OF OPERATIONS

 TWELVE MONTHS ENDED OCTOBER 2, 1996 ("FISCAL YEAR 1996") COMPARED TO NINE MONTHS ENDED SEPTEMBER 27, 1995

  The following discussion compares the results of operations for the twelve months ended October 2, 1996 ("fiscal year 1996," which includes 53 weeks) with the nine months ended September 27, 1995. The nine months ended September 27, 1995 represents the Company's post-Acquisition (December 20, 1994) results. As previously stated, the Predecessor Corporation's financial statements for periods prior to the Acquisition are not comparable to the Company's financial statements. Results (in terms of dollar amounts) for fiscal year 1996, and the nine-month period ended September 27, 1995 are not directly comparable due to the differences in periods reported. The additional week in fiscal year 1996 did not have a significant impact on sales or the other results as a percentage of sales. Accordingly, management's discussion and analysis for these periods is generally based upon a comparison of specified results as a percentage of total sales. The following table indicates the results of operations as a percent of sales:

                                                   NINE MONTHS      TWELVE
                                                      ENDED      MONTHS ENDED
                                                  SEPTEMBER 27,   OCTOBER 2,
                                                       1995          1996
                                                  -------------- -------------
                                                        %              %
                                                  -------------- -------------
      Cost of goods sold.........................      76.7          82.3
      Selling, general and administrative ex-
       pense.....................................       8.3           9.3
      Other income (expense).....................       0.3           --
      Interest expense...........................       9.2           7.6
      Income tax expense.........................       2.5           0.4
      Extraordinary item, net of tax.............       --            0.1

 Sales

  The Company's sales for fiscal year 1996 were $1,441.6 million, which was below the annualized sales for the nine months ended September 27, 1995. However, sales volume, expressed as tons per day, was approximately 3,500 tons for fiscal year 1996 which was marginally higher than that for the nine months ended September 27, 1995. Average net revenues per ton sold for fiscal year 1996 fell to approximately $1,096 compared to $1,173 for the nine months ended September 27, 1995, a 7% decline.

 Cost of Goods Sold

  The Company's cost of goods sold for fiscal year 1996 was 82.3% of sales compared to 76.7% of sales for the nine months ended September 27, 1995. This increase in cost of goods sold as a percentage of sales was primarily attributable to reduced sales dollars per ton as well as lower production volume resulting from a planned curtailment of production at certain of the Company's manufacturing facilities in the first quarter of fiscal year 1996 and the net effect of a turbine failure at one manufacturing facility which resulted in the loss of approximately 24 production days during the second fiscal quarter. These costs were partially offset by reduced manufacturing costs as a result of cost reduction efforts and decreases in the price of purchased pulp, the primary raw material.

  During the third quarter of fiscal year 1996, pulp prices declined to 50% of peak levels achieved during the nine months ended September 27, 1995 through the first quarter of fiscal year 1996. Although the decrease in pulp prices did have an impact on production cost per ton, it was partially mitigated by the Company's own pulp production as the Company manufactures approximately 65% of its pulp requirement.

 Selling, General and Administrative Expense

  Selling, general and administrative expense of $134.0 million was 9.3% of sales for fiscal year 1996 as compared to 8.3% of sales for the nine months ended September 27, 1995. This increase was primarily due to the continued post-Acquisition increase in administrative related expenses. Administrative expenses increased primarily as a result of costs incurred to obtain the appropriate level of administrative services that were previously performed by Scott.

 Other Income (Expense), net

  Other income (expense), net for fiscal year 1996 was a $0.1 million expense compared to $3.2 million income for the nine months ended September 27, 1995. This decrease was primarily due to $2.5 million of fees incurred for the amendment to the credit agreement in April 1996 and securitization of a large portion of the Company's trade receivables (see Liquidity and Capital Resources) as well as a $1.0 million reduction in interest income due to lower average cash balances available for short-term investment.

 Interest Expense and Taxes

  The Company's interest expense of $108.9 million was 7.6% of sales for fiscal year 1996 as compared to 9.2% for the nine months ended September 27, 1995. The decrease represents lower average outstanding borrowings primarily due to the $100.0 million reduction of long-term debt with cash received from the sale of a significant portion of the Company's accounts receivable and repayment of $75.4 million of bank debt pursuant to an excess cash flow requirement as defined in the Credit Agreement. See the Notes to the Financial Statements.

  The Company's income tax expense decreased to $5.1 million for fiscal year 1996 from $28.4 million for the nine months ended September 27, 1995, primarily due to lower earnings levels. Conversely, the Company's effective tax rate for fiscal year 1996 increased to 42.5% from 40.1% for the nine months ended September 27, 1995 due to the impact of certain permanent differences.

 Extraordinary Item

  The Company recorded an extraordinary loss of $2.0 million, net of a $1.3 million deferred tax benefit, resulting from the accelerated amortization of $3.3 million of deferred finance costs related to the early extinguishment of debt with the cash proceeds from the accounts receivable securitization.

NINE MONTHS ENDED SEPTEMBER 27, 1995 COMPARED TO NINE MONTHS ENDED SEPTEMBER 24, 1994

  The following discussion compares the results of operations for the Successor Corporation's nine-month period ended September 27, 1995 with the Predecessor Corporation's nine-month period ended September 24, 1994. For purposes of this discussion, the period December 21, 1994 through September 27, 1995 is referred to as the nine-month period ended September 27, 1995. The "Company" refers to both the Predecessor and Successor Corporations.

 Sales

  The Company's sales for the nine months ended September 27, 1995 were $1,155.8 million compared to $828.8 million for the nine months ended September 24, 1994, an increase of $327.0 million or 39.5%. Sales volume, expressed as tons per day, was approximately 3,400 tons for the nine months ended September 27, 1995 compared to approximately 3,100 tons for the nine months ended September 24, 1994, a 9.7% increase. Average net revenue per ton for the nine months ended September 27, 1995 increased to approximately $1,173 compared to $979 for the nine months ended September 24, 1994, a 19.8% increase. The increased volume was primarily attributable to increased volume of coated free paper, and the increase in average net sales per ton was across all grades due to higher selling prices and reduced sales of second quality paper resulting from improved manufacturing performance achieved during this period.

 Cost of Goods Sold

  The Company's cost of goods sold for the nine months ended September 27, 1995 as a percentage of sales was 76.7% compared to 87.2% for the nine months ended September 24, 1994. Cost of goods sold increased $163.6 million to $886.0 million, or 22.6%, attributable to the increase in volume sold and increased raw material cost for purchased pulp and wood and wood chips used to manufacture pulp, partially offset by a net reduction in labor costs and increased production efficiencies in output.

  The increase in wood and wood chip costs was primarily attributable to the increased demand for lumber by the housing sector as the economy expanded. The increase in pulp costs primarily resulted from significantly higher prices on purchased pulp and the effect of the Company's market-based, long-term pulp supply contract at the Company's Mobile, Alabama, facility which was entered into with Scott at the time of the Acquisition. Prior to the Acquisition, pulp purchases for the Company's Mobile operations were on a shared cost basis with other Scott operations located at the Mobile facility.

 Selling, General and Administrative Expense

  Selling, general and administrative expense for the nine months ended September 27, 1995 increased approximately $24.1 million, or 33.4%. This increase was primarily due to the increase in distribution and administrative related expenses. Distribution related expenses increased primarily as a result of the increase in sales volume. Administrative expenses increased primarily as a result of the costs incurred to obtain the appropriate level of administrative services that were previously performed by Scott. Selling, general and administrative expense as a percentage of sales remained relatively flat at 8.3% for the nine months ended September 27, 1995 as compared to 8.7% for the nine months ended September 24, 1994.

 Other Income (Expense), net

  Other income (expense), net for the nine months ended September 27, 1995 was $3.2 million income compared to $0.1 million income for the nine months ended September 24, 1994. This increase was primarily due to an increase in interest income resulting from interest earned on surplus cash balances held prior to the application of such balances towards certain business requirements and the reduction of long-term debt.

 Interest Expense and Taxes

  Following the Acquisition, Warren's capitalization and tax basis of accounting changed significantly. As a result, Warren's interest and tax expense prior to the Acquisition are not comparable to results following the Acquisition.

  The Company's interest expense for the nine months ended September 27, 1995 was $106.0 million compared to $6.4 million for the nine months ended September 24, 1994. This increase reflects the incremental interest costs for the nine months ended September 27, 1995 associated with the financing of the Acquisition, as discussed in the Notes to Financial Statements. For the nine months ended September 27, 1995, interest expense includes the amortization of deferred financing fees. The Company's hedging activities as discussed in the Notes to Financial Statements did not have a material effect on the weighted average borrowing rate or interest expense for the nine months ended September 27, 1995.

  The Company's income tax expense was $28.4 million for the nine months ended September 27, 1995 compared to $11.2 million for the nine months ended September 24, 1994. This increase was primarily attributable to changes in the Company's earnings levels.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash and cash equivalents decreased to $49.0 million at October 2, 1996 from $62.2 million at September 27, 1995. The Company generated cash from operating activities of $216.6 million during fiscal year 1996 which includes $90.0 million of cash proceeds realized on the sale of a significant portion of the Company's accounts receivable. At October 2, 1996, the Company had trade accounts receivable of $49.1 million compared to $129.4 million at September 27, 1995. The decrease was primarily due to the above mentioned sale of $90.0 million of the Company's accounts receivable in April 1996. Inventories at October 2, 1996 declined to $195.7 million from $226.5 million at September 27, 1995 due to the effect of lower inventory levels, changes in sales mix and reduced raw material costs during fiscal year 1996. Accounts payable, accrued and other current liabilities decreased $6.6 million due to a lower accounts payable balance primarily as a result of a decline in market prices of pulp partially offset by increases in general operating accruals. Other receivables increased by $10.0 million primarily as a result of a receivable for income taxes and an outstanding insurance claim paid subsequent to the end of the fiscal year; partially offset by a reduction in the receivable for power sales.

  The Company used $48.6 million of cash in investing activities during fiscal year 1996 compared to $1,489.6 million during the nine months ended September 27, 1995 which included $1,455.9 million related to the Acquisition. Capital spending of $51.3 million for fiscal year 1996 consisted of improvements to the Company's manufacturing and distribution facilities as well as certain environmental expenditures (see Environmental and Safety Matters). The Company anticipates that capital expenditures related to environmental compliance will, in the aggregate, be approximately $86.0 to $96.0 million through fiscal year 1999, assuming the cluster rules are adopted (see Other Items). The Company believes that cash generated by operations and amounts available under its revolving credit facility will be sufficient to meet its on-going operating and capital requirements.

  The Company used $181.2 million of cash in financing activities in fiscal year 1996 primarily to reduce long-term debt obligations which were funded primarily by the sale of accounts receivable and excess cash flow from operations. For the nine months ended September 27, 1995, financing activities provided $1,340.8 million of cash primarily attributable to the incurrence of $1,105.7 million of debt to finance the acquisition, with repayments of long term debt of $162.1 million and proceeds from the issuance of common stock, $294.3 million, and preferred stock, $37.5 million.

 Debt and Preferred Stock

  At October 2, 1996, the Company's long-term debt was $902.5 million compared to $1,048.8 million at September 27, 1995, a decrease of $146.3 million. The current maturities of long-term debt balance of $46.4 million at October 2, 1996 primarily represents the amounts payable during fiscal year 1997 under the Company's term loan facilities. The current maturities of long-term debt at September 27, 1995 primarily reflects payments of $74.9 million made during the first quarter of fiscal year 1996 pursuant to an excess cash flow requirement as indicated in the Notes to Financial Statements. The Company will not have the excess cash flow prepayment requirement, as defined, in the first quarter of fiscal year 1997 due to the prepayment of the Tranche B Term Loan under the Credit Agreement during the third quarter of fiscal year 1996. The Company had received $90.0 million of proceeds from the A/R Facility (see Notes to Financial Statements) which, along with $10.0 million of cash on hand was used to prepay $100.0 million of the Tranche B Term Loan under the Credit Agreement. As a result of the early extinguishment of a portion of the Tranche B Term Loan, the Company recorded an extraordinary loss of $2.0 million, net of a $1.3 million deferred tax benefit, related to the unamortized deferred financing fees associated with the Tranche B Term Loan.

  The Company has a $250.0 million revolving credit facility to finance working capital needs. The Company did not have any borrowings under this facility at September 27, 1995 and October 2, 1996. However, the unused borrowing capacity at the end of fiscal year 1996 and fiscal year 1995 was lower than the full $250 million facility limit due to certain outstanding letters of credit, being $249.0 million at October 2, 1996 compared to $229.4 million at September 27, 1995. This unused borrowing capacity could be used to finance working capital needs should this be necessary.

  In addition, the Company has a Letter of Credit Facility (as defined in the Notes to Financial Statements) to support certain of its obligations. The Company had $170.5 million of letters of credit outstanding under its Letter of Credit Facility at September 27, 1995 and October 2, 1996.

  The Credit Agreement, which was amended and restated as of April 26, 1996, as indicated in the Notes to Financial Statements, contains restrictive covenants which limit the Company with respect to certain matters including, among other things, the ability to incur debt, pay dividends, make acquisitions, sell assets, merge, grant or incur liens, guarantee obligations, make investments or loans, make capital expenditures, create subsidiaries or change its line of business. The Credit Agreement also restricts the Company from prepaying certain of its indebtedness. Under the Credit Agreement, the Company is required to satisfy certain financial covenants which will require the Company to maintain specified financial ratios, including a minimum interest coverage ratio, a minimum debt service ratio and a net worth test. The Company is required by the terms of the Credit Agreement to enter into fixed rate interest protection agreements on a portion of its outstanding debt. At September 27, 1995 and October 2, 1996, $205 million of debt was covered by such interest rate protection agreements.

  The Company does not anticipate paying cash dividends on the Warren Series B Preferred Stock or Preferred Stock (as defined in the Notes to Financial Statements) for any period ending on or prior to December 15, 1999. The Company intends to retain future earnings, if any, for use in its business and does not anticipate paying any cash dividends on such preferred stock prior to such date. In addition, the terms of the Credit Agreement and the indenture (the "Indenture") relating to the Notes (as defined in the Notes to Financial Statements) limit the amount of cash dividends the Company may pay with respect to such preferred stock and other equity securities both before and after that date. See the Notes to Financial Statements.

 Financial Instruments

  The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt. The Company uses interest rate caps and swaps to the degree indicated above as a means of protection against a portion of interest rate risk associated with the current debt balances.

  During the second quarter of fiscal year 1996, the Company commenced transacting business in currencies other than the U.S. Dollar. The Company partly manages the potential exposure associated with transacting in foreign currencies through the use of foreign currency forward contracts. These contracts are used to offset the effects of exchange rate fluctuations on a portion of the underlying foreign currency denominated exposure.

These exposures include firm related party trade accounts receivable. Realized and unrealized gains and losses on these contracts for fiscal year 1996 were insignificant. The Company does not hold derivative financial instruments for trading purposes.

OTHER ITEMS

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

  In addition to conventional pollutants, minute quantities of dioxins and other chlorinated organic compounds may be contained in the wastewater effluent of the Company's bleached kraft pulp mills in Somerset and Westbrook, Maine and Muskegon, Michigan. The most recent National Pollutant Discharge Elimination System ("NPDES") wastewater permit limits proposed by the EPA would limit dioxin discharges from the Company's Somerset and Westbrook mills to less than the level of detectability. The Company is presently meeting the EPA's proposed dioxin limits but it is not meeting the proposed limits for other parameters (e.g., temperature and color) and is attempting to revise these other wastewater permit limits for its facilities. While the permit limitations at these two facilities are being challenged, the Company continues to operate under existing EPA permits, which have technically expired, in accordance with current administrative practice. In addition, the Muskegon mill is involved, as one of various industrial plaintiffs, in litigation with the County of Muskegon regarding a 1994 ordinance governing the County's industrial wastewater pretreatment program. The lawsuit challenges, among other things, the treatment capacity availability and local effluent limit provisions of the ordinance. In July 1996, the Court rendered a decision substantially in favor of the Company and other plaintiffs, but the County has appealed the Court's decision. If the Company and the other plaintiffs do not prevail in that appeal or are not successful in ongoing negotiations with the County, the Company may not be able to obtain additional treatment capacity for future expansions and the County could impose stricter permit limits. The imposition of currently proposed permit limits or the failure of the Muskegon lawsuit could require substantial additional expenditures, including short-term expenditures, and may lead to fines for any noncompliance.

  In November 1993, the EPA announced proposed regulations that would impose new air and water quality standards aimed at further reductions of pollutants from pulp and paper mills, particularly those conducting bleaching operations (generally referred to as the "cluster rules"). Although the EPA has not made any commitments, final promulgation of the cluster rules is expected to occur by early 1997 and compliance with the rules may be required beginning in 1998. The Company believes that compliance with the cluster rules, if adopted as currently proposed, may require aggregate capital expenditures of approximately $76.0 million through 1999. The ultimate financial impact to the Company of compliance with the cluster rules will depend upon the nature of the final regulations, the timing of required implementation and the cost and availability of new technology. The Company also anticipates that it will incur an estimated $10.0 million to $20.0 million of capital expenditures through 1999 related to environmental compliance other than as a result of the cluster rules.

  The Company's mills generate substantial quantities of solid wastes and by-products that are disposed of at permitted landfills and solid waste management units at the mills. The Company is currently planning to expand the landfill at the Somerset mill at a projected total cost of approximately $16.0 million, of which $7.0 million is expected to be incurred prior to the year 2000 with the remainder being spent subsequent to 2004.

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

  The Company has been identified as a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), or analogous state law, for cleanup of contamination at seven sites. Based upon the Company's understanding of the total amount of liability at each site, its calculation of its percentage share in each proceeding, and the number of potentially responsible parties at each site, the Company presently believes that its aggregate exposure for these matters will not be material. Moreover, as a result of the acquisition, the Company's former parent, Scott, agreed to indemnify and defend the Company for and against, among other things, the full amount of any damages or costs resulting from the off-site disposal of hazardous substances occurring prior to the date of closing, including all damages and costs related to these seven sites. Since the date of closing of the acquisition agreement, Scott has been performing under the terms of this environmental indemnity and defense provision and, therefore, the Company has not expended any funds with respect to these seven sites.

  The Company currently has a five-year demolition project in progress at its Westbrook Facility for health and safety reasons. Total costs of the project are estimated to be approximately $9.0 million, of which approximately $5.7 million had been spent as of October 2, 1996. The Company recognizes these costs as they are incurred.

  The Company does not believe that it will have any liability under emergency legislation enacted by the State of Maine to cover a significant shortfall in the Maine workers' compensation system through assessments of employers and insurers; however, there can be no assurance that the existing legislation will fully address the shortfall.

  Although no assurances can be provided, management believes that none of these matters, individually or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations or cash flows.

 Long-Term Contracts

  A substantial portion of the Company's electricity requirements are satisfied through cogeneration agreements ("Power Purchase Agreements" or "Agreements") whereby the Somerset and Westbrook mills each cogenerate electricity and sell the output to Central Maine Power Company ("CMP"). The Westbrook and Somerset Power Purchase Agreements require CMP to purchase such energy produced by these cogeneration facilities at above market rates which has reduced the Predecessor Corporation's historical cost of electrical energy. The Westbrook Agreement expires October 31, 1997 and the Somerset Agreement expires in the year 2012. The favorable pricing element of the Somerset Agreement will end on November 30, 1997. The Agreements also require the mills to purchase electricity from CMP at the standard industrial tariff rate. See the Notes to Financial Statements. To reflect the fair market value of the acquired Power Purchase Agreements as of the Acquisition date, the Company established a deferred asset of approximately $32.3 million, in accordance with APB No. 16. This deferred asset is recorded with other contracts valued at the Acquisition date as a net long-term liability. This deferred asset is being amortized over the remaining life of the favorable Power Purchase Agreements. For the nine months ended September 27, 1995 and fiscal year 1996, amortization expense related to this asset approximated $10.8 million and $12.0 million, respectively.

 Accounting Pronouncements

  In October 1995, the Financial Accounting Standards Board ("FASB") issued FAS No. 123, "Accounting for Stock-Based Compensation." FAS No. 123 which is effective for the Company in fiscal year 1997 addresses the financial accounting and reporting requirements for stock-based employee compensation plans. FAS No. 123 permits an entity to either record the effects of stock-based employee compensation plans in its financial statements or retain the current accounting and present pro forma disclosure in the notes to the financial statements. The implementation of FAS No. 123 is not expected to have a material impact on the Company's financial position, results of operations, cash flows, or financial statement disclosure as the Company will retain its current accounting.

  In October 1996, FASB issued FAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which addresses accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. FAS No. 125 is required to be adopted in 1997. The implementation of FAS No. 125 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

SUBSEQUENT EVENTS

  On October 17, 1996, a fire occurred at an outside warehouse location in Muskegon, Michigan, which resulted in the loss of approximately 8,000 tons of inventory valued in excess of $6.0 million. While the Company cannot reasonably estimate at this time the total loss experienced, or the amount to be recovered under its insurance policies, it does not expect that losses will exceed its insurance coverage limits.

  Due to exceptionally heavy rains, the Presumpscot River flooded the Westbrook mill on October 21, 1996. The flooding resulted in the temporary closure of the mill. Damage to mill equipment is being repaired and normal operating mill conditions are being restored. While the mill is not yet operating at full production, it will have, by the end of December 1996, attained a level of operation close to the pre-flood situation. While the Company cannot reasonably estimate at this time the total loss experienced, or the exact amount to be recovered under its insurance policies, early indications suggest that such amounts may be significant. However, total losses are not expected to exceed the Company's insurance coverage limits, which include both business interruption and property loss coverage.

  On October 24, 1996, the Company announced a restructuring plan that will likely result in a pretax charge of approximately $10.0 million in the first quarter of fiscal year 1997. The charge will be taken to cover the one-time costs related to the reduction of up to approximately 200 salaried positions, or approximately 14% of the Company's salaried workforce.

  On November 5, 1996, a proposed binding referendum measure to eliminate clearcutting in unincorporated areas in the State of Maine was defeated. A competing measure, which could establish new forestry standards stricter than current law, but which would not completely ban clearcutting, received a plurality vote. This competing measure was supported by the Company, other major timber interests in Maine, several environmental groups as well as the Governor of Maine. Under Maine law, this competing measure will not automatically become law unless it receives a simple majority of the votes cast in a special election to be held in 1997. If this competing measure does become law, the consequence to the Company is not expected to be material, because such measure generally reflects sustainable forestry initiatives already voluntarily adopted by the Company.

  On November 27, 1996, Sappi agreed to acquire (the "Minority Acquisition"), subject to certain customary conditions, the minority common equity interests in Holdings held by DLJ Merchant Banking Partners, L.P.; DLJ International Partners, C.V.; DLJ Offshore Partners, C.V.; DLJ Merchant Banking Funding, Inc.; DLJ First ESC L.L.C.; and UBS Capital L.L.C. (the "Sellers"). Jointly, the sellers own approximately 22% of the common equity of Holdings on a fully-diluted basis.

  Under the terms of the agreement, Sappi has agreed to purchase the Sellers' interests at a price of $138.0 million, or $17.25 per share of common stock within 180 days of the date of execution of the agreement.

  Following the Minority Acquisition, Sappi will own over 97% of the common equity of Holdings on a fully diluted basis. Sappi has agreed to use reasonable efforts to acquire the remaining common equity interests in Holdings within 120 days of the closing of the Minority Acquisition.

CONSIDERATIONS RELATING TO HOLDINGS' CASH OBLIGATIONS

  Because Holdings has no material assets other than the outstanding common stock of Warren (all of which is pledged to the lenders under the Credit Agreement) and all of the operations of Holdings (other than the management of its investment in Warren) are currently conducted through Warren and its subsidiaries, Holdings' ability to meet its cash obligations is dependent upon the earnings of Warren and its subsidiaries and the distribution or other provision of those earnings to Holdings. Holdings has no material indebtedness outstanding (other than advances that may be owed from time to time to Warren and guarantees in respect of indebtedness of Warren and its subsidiaries) and Holdings' Preferred Stock, which was issued in connection with the Acquisition, is not mandatorily redeemable (except upon the occurrence of certain specified events) and provides that dividends need not be paid in cash until the year 2000. Holdings does, however, have various obligations with respect to its equity securities (including registration rights granted by Holdings) that are likely to require cash expenditures by Holdings. The Company believes that the Credit Agreement, the Indenture and the Warren Series B Preferred Stock permit Warren to pay a dividend or otherwise provide funds to Holdings to enable Holdings to meet its known cash obligations for the foreseeable future, provided that Warren meets certain conditions. Among such conditions are that Warren maintain specified financial ratios and comply with certain financial tests.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            SDW HOLDINGS CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Independent Auditors' Report.............................................   15
Financial Statements:
Statements of Operations for the nine months ended September 24, 1994, the period September 25, 1994 through December 20, 1994, the period De-
 cember 21, 1994 through September 27, 1995 and the twelve months ended
 October 2, 1996.........................................................   16
Balance Sheets as of September 27, 1995 and October 2, 1996..............   17
Statements of Cash Flows for the nine months ended September 24, 1994, the period September 25, 1994 through December 20, 1994, the period De-
 cember 21, 1994 through September 27, 1995 and the twelve months ended
 October 2, 1996.........................................................   18
Statements of Changes in Parent's Equity for the nine months ended Sep-
 tember 24, 1994 and the period September 25, 1994 through December 20,
 1994....................................................................   19
Statements of Changes in Stockholders' Equity for the period December 21,
 1994 through September 27, 1995 and the twelve months ended October 2,
 1996....................................................................   20
Notes to Financial Statements............................................   21
Financial Statement Schedules:
  I--Condensed Financial Information of Parent...........................   47
  II--Valuation and Qualifying Accounts..................................   51

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors of SDW Holdings Corporation and subsidiaries:

  We have audited the consolidated balance sheets of SDW Holdings Corporation and subsidiaries (the "Company") as of October 2, 1996 and September 27, 1995 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the twelve-month period ended October 2, 1996 and the period December 21, 1994 (commencing with the acquisition) through September 27, 1995. We have also audited the combined statements of operations, changes in parent's equity, and cash flows for the nine-month period ended September 24, 1994 and for the period September 25, 1994 through December 20, 1994 of S.D. Warren Company and certain related affiliates (the "Predecessor Corporation"). Our audits also included the financial statement schedules listed in the Index. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  As discussed in Note 2 to the financial statements, S.D. Warren Company and certain related affiliates were acquired effective December 20, 1994. The transaction was accounted for using the purchase method of accounting whereby the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. Accordingly, the statements of operations, changes in parent's equity and cash flows of the Predecessor Corporation for the periods referred to in the first paragraph of this report are not comparable with those presented for the Company.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 2, 1996 and September 27, 1995 and the results of their operations and their cash flows for the twelve-month period ended October 2, 1996 and the period from December 21, 1994 (commencing with the acquisition) through September 27, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the combined financial statements of the Predecessor Corporation present fairly, in all material respects, the results of their operations, and their cash flows for the nine-month period ended September 24, 1994 and for the period September 25, 1994 through December 20, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
October 28, 1996
(November 5, 1996 as to Note 23)

                            SDW HOLDINGS CORPORATION

                            STATEMENTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                       NINE MONTHS     PERIOD SEPTEMBER 25, PERIOD DECEMBER 21,  TWELVE MONTHS
                                                          ENDED            1994 THROUGH        1994 THROUGH          ENDED
                                                    SEPTEMBER 24, 1994  DECEMBER 20, 1994   SEPTEMBER 27, 1995  OCTOBER 2, 1996
                                                    ------------------ -------------------- ------------------- ----------------
                                                       S.D. WARREN         S.D. WARREN
                                                       COMPANY AND         COMPANY AND         SDW HOLDINGS       SDW HOLDINGS
                                                     CERTAIN RELATED     CERTAIN RELATED        CORPORATION       CORPORATION
                                                        AFFILIATES          AFFILIATES       AND SUBSIDIARIES   AND SUBSIDIARIES
                                                      (PREDECESSOR)       (PREDECESSOR)         (SUCCESSOR)       (SUCCESSOR)
                                                    ------------------ -------------------- ------------------- ----------------
Sales...........................................          $828.8              $313.6             $1,155.8           $1,441.6
Cost of goods sold..............................           722.4               263.7                886.0            1,186.6
                                                          ------              ------             --------           --------
Gross profit....................................           106.4                49.9                269.8              255.0
Selling, general and administrative expense.....            72.1                22.2                 96.2              134.0
                                                          ------              ------             --------           --------
Income from operations..........................            34.3                27.7                173.6              121.0
Other income (expense), net.....................             0.1                (0.5)                 3.2               (0.1)
Interest expense................................             6.4                 2.3                106.0              108.9
                                                          ------              ------             --------           --------
Income before income taxes, dividends and
 accretion on Warren Series B redeemable
 exchangeable preferred stock and extraordinary
 item...........................................            28.0                24.9                 70.8               12.0
Income tax expense..............................            11.2                 9.9                 28.4                5.1
Dividends and accretion on Warren Series B
 redeemable exchangeable preferred stock........             --                  --                   9.1               13.5
                                                          ------              ------             --------           --------
Income (loss) before extraordinary item.........            16.8                15.0                 33.3               (6.6)
Extraordinary item, net of tax..................             --                  --                   --                (2.0)
                                                          ------              ------             --------           --------
Net income (loss)...............................            16.8                15.0                 33.3               (8.6)
Dividends on preferred stock....................             --                  --                   4.6                6.9
                                                          ------              ------             --------           --------
Net income (loss) applicable to common
 stockholders...................................          $ 16.8              $ 15.0             $   28.7           $  (15.5)
                                                          ======              ======             ========           ========
Earnings (loss) per common share:
  Income (loss) before extraordinary item.......                                                 $   0.93           $  (0.21)
                                                                                                 ========           ========
  Net income (loss).............................                                                 $   0.93           $  (0.28)
                                                                                                 ========           ========
  Net income (loss) applicable to common
   stockholders.................................                                                 $   0.80           $  (0.50)
                                                                                                 ========           ========
Weighted average number of shares outstanding...                                                     35.9               30.7
                                                                                                 ========           ========

                See accompanying notes to financial statements.

                            SDW HOLDINGS CORPORATION

                                 BALANCE SHEETS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                             SEPTEMBER 27, 1995 OCTOBER 2, 1996
                                             ------------------ ---------------
                   ASSETS
Current assets:
  Cash and cash equivalents.................      $   62.2         $   49.0
  Trade accounts receivable, net............         129.4             49.1
  Other receivables.........................          24.2             34.2
  Inventories, net..........................         226.5            195.7
  Deferred income taxes.....................           8.9             18.0
  Other current assets......................          11.1              9.4
                                                  --------         --------
    Total current assets....................         462.3            355.4
Plant assets, net...........................       1,153.8          1,114.7
Timber resources, at cost less timber har-
 vested, net................................          95.3             95.3
Goodwill, net...............................          98.1             94.1
Deferred financing fees, net................          53.1             44.8
Other assets, net...........................          24.7             21.1
                                                  --------         --------
    Total assets............................      $1,887.3         $1,725.4
                                                  ========         ========
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt......      $   78.6         $   46.4
  Accounts payable..........................         112.2            101.6
  Accrued and other current liabilities.....          93.6             97.6
                                                  --------         --------
    Total current liabilities...............         284.4            245.6
                                                  --------         --------
Long-term debt:
  Term loans................................         553.8            411.4
  Senior subordinated notes.................         375.0            375.0
  Other.....................................         120.0            116.1
                                                  --------         --------
    Total long-term debt....................       1,048.8            902.5
                                                  --------         --------
Deferred income taxes.......................          21.2             34.6
                                                  --------         --------
Other liabilities...........................          93.3             98.2
                                                  --------         --------
    Total liabilities.......................       1,447.7          1,280.9
                                                  --------         --------
Commitments and contingencies (Notes 14 and
 15)
Warren Series B redeemable exchangeable
 preferred stock (liquidation value, $83.5
 and $96.2, respectively)...................          74.5             88.0
                                                  --------         --------
Stockholders' equity:
  Preferred stock (at liquidation value)....          42.1             49.0
  Common stock ($.01 par value; 100 shares
   authorized; 30.7 shares issued and out-
   standing at September 27, 1995 and Octo-
   ber 2, 1996).............................           0.3              0.3
  Capital in excess of par value............         294.0            294.0
  Retained earnings.........................          28.7             13.2
                                                  --------         --------
    Total stockholders' equity..............         365.1            356.5
                                                  --------         --------
    Total liabilities and stockholders'
     equity.................................      $1,887.3         $1,725.4
                                                  ========         ========

                See accompanying notes to financial statements.

                            SDW HOLDINGS CORPORATION

                            STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                       NINE MONTHS     PERIOD SEPTEMBER 25, PERIOD DECEMBER 21,  TWELVE MONTHS
                                                          ENDED            1994 THROUGH        1994 THROUGH          ENDED
                                                    SEPTEMBER 24, 1994  DECEMBER 20, 1994   SEPTEMBER 27, 1995  OCTOBER 2, 1996
                                                    ------------------ -------------------- ------------------- ---------------
                                                       S.D. WARREN         S.D. WARREN
                                                       COMPANY AND         COMPANY AND         SDW HOLDINGS      SDW HOLDINGS
                                                     CERTAIN RELATED     CERTAIN RELATED      CORPORATION AND   CORPORATION AND
                                                        AFFILIATES          AFFILIATES         SUBSIDIARIES      SUBSIDIARIES
                                                      (PREDECESSOR)       (PREDECESSOR)         (SUCCESSOR)       (SUCCESSOR)
                                                    ------------------ -------------------- ------------------- ---------------
Cash Flows from Operating Activities:
 Net income (loss)...............................         $ 16.8              $ 15.0             $    33.3            $(8.6)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation, cost of timber harvested and
   amortization..................................           71.6                28.8                  89.8            115.2
  Deferred income taxes..........................            8.4                15.8                  12.3              5.6
  Dividends and accretion on Warren Series B
   redeemable exchangeable preferred stock.......            --                  --                    9.1             13.5
  Extraordinary item.............................            --                  --                    --               2.0
 Changes in assets and liabilities net of the
  effect of the Acquisition:
  Trade accounts receivable, net.................           (9.8)               (1.7)                (23.0)            80.3
  Inventories, net...............................          (13.0)                5.4                 (57.6)            30.8
  Accounts payable, accrued and other current
   liabilities...................................          (19.3)               18.6                  66.0             (6.6)
  Accruals for restructuring programs............          (28.4)              (12.7)                  --               --
  Other assets and liabilities...................            1.5               (15.5)                  6.1            (15.6)
                                                          ------              ------             ---------          -------
Net cash provided by operating activities........           27.8                53.7                 136.0            216.6
                                                          ------              ------             ---------          -------
Cash Flows from Investing Activities:
 Acquisition, net of related costs...............            --                  --               (1,455.9)             --
 Investments in plant assets and timber
  resources......................................          (32.3)              (14.5)                (33.7)           (51.3)
 Other investing activities......................          (14.1)                --                    --               2.7
                                                          ------              ------             ---------          -------
Net cash used in investing activities............          (46.4)              (14.5)             (1,489.6)           (48.6)
                                                          ------              ------             ---------          -------
Cash Flows from Financing Activities:
 Proceeds from issuance of long-term debt........            0.9                 --                1,105.7              --
 Repayments of long-term debt....................           (5.4)               (0.5)               (162.1)          (178.2)
 Proceeds from issuance of common stock..........            --                  --                  294.3              --
 Proceeds from issuance of Warren Series B
  redeemable exchangeable preferred stock, net of
  expenses.......................................            --                  --                   65.4              --
 Proceeds from issuance of preferred stock.......            --                  --                   37.5              --
 Predecessor Corporation's parent company capital
  infusions, net.................................           25.4                31.6                   --               --
 Other financing activities......................            0.3                 --                    --              (3.0)
                                                          ------              ------             ---------          -------
Net cash provided by (used in) financing
 activities......................................           21.2                31.1               1,340.8           (181.2)
                                                          ------              ------             ---------          -------
Net change in cash and cash equivalents..........            2.6                70.3                 (12.8)           (13.2)
Cash and cash equivalents:
 Beginning of period.............................            2.1                 4.7                  75.0             62.2
                                                          ------              ------             ---------          -------
 End of period...................................         $  4.7              $ 75.0             $    62.2          $  49.0
                                                          ======              ======             =========          =======

                See accompanying notes to financial statements.

                            SDW HOLDINGS CORPORATION

                    STATEMENTS OF CHANGES IN PARENT'S EQUITY
                                 (IN MILLIONS)

                                                                       PARENT'S
                                                                        EQUITY
                                                                       --------
Balance, December 25, 1993............................................ $1,088.1
 Net income...........................................................     16.8
 Foreign currency translation adjustment..............................      1.2
 Capital infusion, net................................................     25.4
 Minimum pension liability adjustment.................................      5.0
                                                                       --------
Balance, September 24, 1994...........................................  1,136.5
 Net income...........................................................     15.0
 Foreign currency translation adjustment..............................      1.0
 Capital infusion, net................................................     66.6
                                                                       --------
Balance, December 20, 1994 prior to acquisition....................... $1,219.1
                                                                       ========



                See accompanying notes to financial statements.

                            SDW HOLDINGS CORPORATION

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN MILLIONS)

                                          CAPITAL IN
                            COMMON COMMON EXCESS OF  PREFERRED RETAINED
                            SHARES STOCK  PAR VALUE    STOCK   EARNINGS TOTAL
                            ------ ------ ---------- --------- -------- ------
Balance, December 21,
 1994......................   --    $--     $  --      $ --     $ --    $  --
 Issuance of common stock
  and warrants.............  30.7    0.3     294.0       --       --     294.3
 Issuance of preferred
  stock....................   --     --        --       37.5      --      37.5
 Net income................   --     --        --        --      33.3     33.3
 Dividends accrued on
  preferred stock..........   --     --        --        4.6     (4.6)     --
                             ----   ----    ------     -----    -----   ------
Balance, September 27,
 1995......................  30.7    0.3     294.0      42.1     28.7    365.1
 Net loss..................   --     --        --        --      (8.6)    (8.6)
 Dividends accrued on
  preferred stock..........   --     --        --        6.9     (6.9)     --
                             ----   ----    ------     -----    -----   ------
Balance, October 2, 1996...  30.7   $0.3    $294.0     $49.0    $13.2   $356.5
                             ====   ====    ======     =====    =====   ======



                See accompanying notes to financial statements.

                           SDW HOLDINGS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1--BUSINESS

  SDW Holdings Corporation ("Holdings"), a Delaware holding company, owns all of the outstanding common stock of S.D. Warren Company ("S.D. Warren," "Warren," or the "Successor Corporation"). Holdings has no material assets other than its investment in Warren. All of the operations of Holdings (other than the management of its investment in Warren and the provision of certain corporate services to Warren) are currently conducted through Warren. Holdings and its subsidiary, Warren, are referred to herein as the "Company."

  The Company manufactures printing, publishing and specialty papers and has pulp and timberland operations vertically integrated with certain of its manufacturing facilities which represents the Company's single line of business. The Company currently operates four paper mills, a sheeting and several distribution facilities and owns approximately 911,000 acres of timberlands in the State of Maine.

NOTE 2--FORMATION AND ACQUISITION

  As of October 8, 1994, SDW Acquisition Corporation ("SDW Acquisition"), a direct wholly-owned subsidiary of Holdings, entered into a definitive agreement (the "Stock Purchase Agreement") pursuant to which, on December 20, 1994, SDW Acquisition acquired (the "Acquisition") from Scott Paper Company ("Scott") all of the outstanding capital stock of Warren, then a wholly-owned subsidiary of Scott, and certain related affiliates of Scott (referred to herein as the "Predecessor Corporation"). Immediately following the Acquisition, SDW Acquisition merged with and into Warren (the "Merger"), with Warren (the "Successor Corporation") surviving. Prior to the date of Acquisition, there was no significant activity, revenues received or expenditures incurred by either Holdings or SDW Acquisition. Scott has since been acquired by Kimberly Clark Corporation.

  The Acquisition was accounted for as a purchase, applying the provisions of Accounting Principles Board Opinion ("APB") No. 16. The total purchase cost of approximately $1.9 billion, including the effect of liabilities assumed, was allocated to the assets acquired based on their respective fair values as follows (in millions):

   Plant assets...................................................... $1,186.0
   Timber resources..................................................     98.6
   Intangible assets:
     Patents.........................................................     23.0
     Goodwill........................................................    100.6
   Other assets......................................................     62.8
   Current assets, net realizable value in the case of inventories,
    receivables and prepaid expenses.................................    436.7
                                                                      --------
                                                                      $1,907.7
                                                                      ========

  Liabilities assumed in the Acquisition, based on their respective fair market values, were treated as non-cash activity for presentation in the Statement of Cash Flows. Liabilities assumed were as follows (in millions):

   Current liabilities.................................................. $142.6
   Long term debt.......................................................  121.9
   Other long term liabilities..........................................   80.9
                                                                         ------
                                                                         $345.4
                                                                         ======

                           SDW HOLDINGS CORPORATION

  To effect the Acquisition, SDW Acquisition issued $75.0 million of 14% Series A Senior Exchangeable Preferred Stock due 2006 (the "Old Senior Preferred Stock") and $375.0 million of 12% Series A Senior Subordinated Notes due 2004 (the "Series A Notes") and received $331.8 million from Holdings as a contribution to capital. Holdings funded the $331.8 million contributed from the proceeds Holdings received from the issuance of the preferred stock, common stock and warrants (as discussed in Notes 20 and 21). The Old Senior Preferred Stock and the Series A Notes were subject to an exchange offer discussed in Notes 11 and 19. The remaining purchase price was financed, in part, through the credit facilities discussed in Note 11. Indebtedness incurred by SDW Acquisition to finance the Acquisition was assumed by Warren, including preferred stock issued by SDW Acquisition which was converted into preferred stock of Warren having identical terms.

  Subsequent to the Acquisition, the Company and Scott jointly elected to treat the stock purchase as an asset purchase for federal income tax purposes pursuant to Internal Revenue Code Section 338 (h) (10).

 Pro Forma Information (Unaudited)

  The following table sets forth pro forma information on the Acquisition of the Predecessor Corporation as though it had occurred on September 25, 1994. These pro forma results of operations are not necessarily indicative of either the actual results of operations that would have occurred had the Acquisition been made on September 25, 1994 or of the results which may occur in the future.

  Unaudited Pro Forma Statements of Operations Data (in millions, except per share data):

                                                                  YEAR ENDED
                                                              SEPTEMBER 27, 1995
                                                              ------------------
      Net sales..............................................      $1,469.4
                                                                   ========
      Operating income.......................................      $  202.9
                                                                   ========
      Net income.............................................      $   29.2
                                                                   ========
      Net income applicable to common stockholders...........      $   23.1
                                                                   ========
      Net income per common share............................      $   0.64
                                                                   ========

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

  The accompanying consolidated financial statements of the Company have been prepared on the accrual basis of accounting and include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform with the current year presentation.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by management include realization of certain assets such as trade and other accounts receivable, inventory, goodwill and deferred tax assets, as well as estimates of exposure and certain liabilities of the Company. Actual results could differ from those estimates.

  As the Acquisition resulted in a new basis of accounting and the adoption of certain accounting policies which differ from the Predecessor Corporation's accounting policies, the Company's financial statements for the

                           SDW HOLDINGS CORPORATION
periods subsequent to the Acquisition date are not comparable to the Predecessor Corporation's financial statements for the periods prior to the Acquisition.

  The following presents the significant accounting policies of the Company. Except as discussed in Note 4, the significant accounting policies of the Predecessor Corporation are comparable to those of the Company.

 Fiscal Year

  The Company and its subsidiaries' fiscal year ends on the Wednesday closest to the last day of September. The twelve months ended October 2, 1996 ("fiscal year 1996") included 53 weeks.

 Cash and Cash Equivalents

  Cash and cash equivalents consist primarily of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at the date of acquisition. Similar investments with original maturities beyond three months are considered short-term marketable securities. At September 27, 1995 and October 2, 1996, the Company had no short-term marketable securities.

 Other Receivables

  Other receivables primarily represent amounts due from the sale of energy produced by the Company's cogeneration facilities, certain outstanding insurance claims, income taxes receivable and sundry other receivables.

 Inventories

  Inventories are valued at the lower of cost or market, using the first-in, first-out ("FIFO") cost method. Inventories of maintenance parts and other supplies are recorded at purchase cost.

 Plant Assets

  Plant assets are recorded at cost. For financial accounting purposes, depreciation is principally calculated by the straight-line method over the estimated useful lives of the assets, which range from three to twenty years.

  Expenditures for renewals and improvements which increase the useful life or capacity of plant assets are capitalized. On retirements or sales of assets which have not been fully depreciated, the cost of plant assets and the related accumulated depreciation are removed from the asset account. The Company records gains and losses on the retirement or sale of plant assets when realized.

  Interest expense is capitalized on major construction projects, including timber resources, discussed below, to the extent that such timber has not yet matured. For the nine months ended September 24, 1994, the period December 21, 1994 through September 27, 1995 (the "nine months" ended September 27, 1995), and fiscal year 1996, the Company capitalized interest of approximately $1.4 million, $0.9 million, and $1.9 million, respectively. No interest was capitalized for the period September 25, 1994 through December 20, 1994 (the "three months" ended December 20, 1994).

 Timber Resources

  Timber resources are recorded at cost, which includes original costs, road construction costs and reforestation costs such as site preparation and planting costs. Property taxes, surveying, fire control and other forest management expenses are charged to expense as incurred.

                           SDW HOLDINGS CORPORATION

 Goodwill

  Goodwill, which resulted from the Acquisition, is being amortized for financial statement purposes on a straight-line basis over 25 years. On an ongoing basis, the carrying value of goodwill is evaluated on the basis of whether anticipated operating cash flows generated by the acquired businesses are adequate to recover the recorded asset balance over its estimated useful life. The goodwill balance at September 27, 1995 and October 2, 1996 was approximately $98.1 million and $94.1 million, respectively, net of approximately $3.1 million and $7.1 million, respectively, of accumulated amortization.

 Deferred Financing Fees

  Deferred financing fees, primarily resulting from the financing of the Acquisition are being amortized over the average life of the related debt and are recorded net of accumulated amortization of approximately $7.2 million and $15.2 million at September 27, 1995 and October 2, 1996, respectively. As a result of the partial early extinguishment of debt during fiscal year 1996, the Company recorded a $2.0 million extraordinary loss which was comprised of a $3.3 million write-off of deferred financing fees partially offset by a $1.3 million deferred tax benefit.

 Other Assets

  Other assets include intangible assets, primarily patents, arising as part of the purchase price allocation, of $21.5 million and $19.6 million at September 27, 1995 and October 2, 1996, respectively. These intangible assets are being amortized over their estimated useful lives of approximately eleven years. Intangibles are stated net of accumulated amortization of approximately $1.5 million and $3.4 million at September 27, 1995 and October 2, 1996, respectively.

 Financial Instruments

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

  During the third quarter of fiscal year 1996, the Company commenced transacting business in currencies other than the U.S. Dollar. The Company manages the potential exposure associated with transacting in foreign currencies through the use of foreign currency forward contracts. These contracts are used to offset the effects of exchange rate fluctuations on a portion of the underlying foreign currency denominated exposure. These exposures include firm related party trade accounts receivable. Realized and unrealized gains and losses on these contracts for the fiscal year 1996 were insignificant.

  The Company does not hold derivative financial instruments for trading purposes.

 Income Taxes

  The Company uses an asset and liability approach to computing deferred income taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this approach, deferred income taxes are determined based on the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

                           SDW HOLDINGS CORPORATION

 Workers' Compensation Insurance

  The Company is primarily self-insured for workers' compensation insurance. The self-insurance claim liability for workers' compensation is based on claims reported and actuarial estimates of adverse developments and claims incurred but not reported. The Company's workers' compensation liability is discounted to reflect the passage of several years before the claims related to a particular year are paid in full. The liability has been determined based on an actuarial valuation and the timing of payments associated therewith are reasonably estimable. The present value of such claims was determined using discount rates of 8.25% for the nine months ended September 24, 1994 and 5.5% for the three months ended December 20, 1994, the nine months ended September 27, 1995, and fiscal year 1996, respectively. The gross liability was $44.0 million and $46.0 million at September 27, 1995 and October 2, 1996, respectively.

 Research and Development Expenditures

  Expenditures for research and development are charged to expense as incurred. Research and development costs were $9.5 million, $3.0 million, $10.7 million, and $15.6 million for the nine months ended September 24, 1994, the three months ended December 20, 1994, the nine months ended September 27, 1995, and fiscal year 1996, respectively.

 Environmental Expenditures

  Environmental expenditures that pertain to current operations or relate to future revenues are expensed or capitalized consistent with the Company's capitalization policy. Expenditures that result from the remediation of an existing condition caused by past operations, and do not contribute to current or future revenues, are expensed. Environmental accruals are recorded based on current interpretations of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Amounts accrued are not discounted and do not include third-party recoveries. Liabilities are recognized for remedial activities when the clean-up is probable and the cost can be reasonably estimated. All available information is considered including the results of remedial investigation/feasibility studies ("RI/FS"). In evaluating any disposal site environmental exposure, an assessment is made of the Company's potential share of the remediation costs by reference to the known or estimated volume of the Company's waste that was sent to the site and the range of costs to treat similar waste at other sites if a RI/FS is not available.

 Other Income (Expense), net

  Other income (expense), net, represents interest income on cash and cash equivalents and other non-operating income and expense items.

 Earnings per Common Share

  Income per common share of Holdings is computed using the weighted average number of common shares outstanding during the period and dilutive common equivalent shares. Warrants exercisable for approximately 5.2 million common shares of Holdings are included as common stock equivalents for the nine months ended September 27, 1995. During fiscal year 1996, such warrants were antidilutive and, accordingly, were not included in weighted average shares outstanding. The Company's net income (loss) has been reduced by preferred stock dividends to arrive at net income (loss) applicable to common stockholders of Holdings.

                           SDW HOLDINGS CORPORATION

 Cash Paid for Income Taxes

  Cash paid for income taxes for the nine months ended September 27, 1995 and fiscal year 1996 was $20.6 million and $4.7 million, respectively. In periods prior to December 21, 1994 the Predecessor Corporation's income taxes were paid by Scott.

 Cash Paid for Interest

  Cash paid for interest during the nine months ended September 24, 1994, the three months ended December 20, 1994, the nine months ended September 27, 1995 and fiscal year 1996 was $5.0 million, $2.9 million, $75.6 million and $112.3 million, respectively.

 Accounting Pronouncements

  In October 1995, the Financial Accounting Standards Board ("FASB") issued FAS No. 123, "Accounting for Stock-Based Compensation." FAS No. 123 which is effective for the Company in fiscal year 1997 addresses the financial accounting and reporting requirements for stock-based employee compensation plans. FAS No. 123 permits an entity to either record the effects of stock-based employee compensation plans in its financials statements or retain the current accounting and present pro forma disclosure in the notes to the financial statements. The implementation of FAS No. 123 is not expected to have a material impact on the Company's financial position, results of operations, cash flows, or financial statement disclosure as the Company will retain its current accounting.

  In October 1996, FASB issued FAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which addresses accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. FAS No. 125 is required to be adopted in 1997. The implementation of FAS No. 125 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 4--BASIS OF PRESENTATION AND ACCOUNTING POLICIES (PREDECESSOR
CORPORATION)

 Basis of Presentation

  The combined financial statements of the Predecessor Corporation consist of Scott's wholly-owned subsidiary S.D. Warren Company and its wholly-owned subsidiaries, as well as the net assets and results of operations of the printing, publishing, and specialty papers businesses in Bornem, Belgium (the "Belgian Affiliate") and a mill facility located in Mobile, Alabama that were owned by Scott. All significant transactions between combined entities have been eliminated. As previously stated, the Predecessor Corporation's financial statements for periods prior to the Acquisition are not comparable to the Company's.

  The combined financial statements include allocations of costs for services, including accounting and tax, treasury and cash management, data processing, legal and environmental, facility and risk management, human resources and labor relations, and government and public affairs. These costs have been allocated based upon a variety of methods, including: specific identification, based on estimates of time and services provided; relative identification, based on relevant criteria that establishes the Predecessor Corporation's relationship to the entire pool of beneficiaries and formula driven, not specifically identifiable to the Predecessor Corporation but incurred for the benefit of all Scott affiliates.

  Management believes the allocations reflected in the Statements of Operations, while reasonable, may not represent the cost of similar activities on a separate entity basis.

  The Mobile, Alabama facility is located adjacent to the former Scott tissue and pulp operations and a power generation facility. These operations are currently owned and operated by Kimberly Clark and Mobile Energy

                           SDW HOLDINGS CORPORATION

Systems Company ("MESC"), respectively. Historically, the Mobile, Alabama facility purchased pulp, utilities and other services from Scott based on shared cost arrangements. The Company continues to purchase pulp and utilities from Kimberly Clark and MESC. Amounts purchased were $71.0 million, $18.4 million, $127.3 million and $148.0 million for the nine months ended September 24, 1994, the three months ended December 20, 1994, the nine months ended September 27, 1995 and fiscal year 1996, respectively.

 Predecessor Corporation Accounting Policies

  The Predecessor Corporation had accounting policies similar to those of the Company with the following significant exceptions:

  Inventory cost was determined using the last-in, first-out ("LIFO") method.

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

  Assets and liabilities of the Predecessor Corporation's foreign operations were translated into U.S. dollars using year-end exchange rates. Revenues and expenses of foreign operations were translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations were included as a separate component of parent's equity. Gains and losses resulting from foreign currency transactions were not material and were included in net income.

NOTE 5--TRADE ACCOUNTS RECEIVABLE AND MAJOR CUSTOMER INFORMATION

                                                        SEPTEMBER 27, OCTOBER 2,
                                                            1995         1996
                                                        ------------- ----------
                                                             (IN MILLIONS)
Trade accounts receivable..............................    $135.0       $54.4
Allowance for doubtful accounts........................      (5.6)       (5.3)
                                                           ------       -----
                                                           $129.4       $49.1
                                                           ======       =====

  Trade accounts receivable includes the Company's undivided interest in its investment in accounts receivable which were securitized during fiscal year 1996 (Note 11). Securitized trade accounts receivable aggregated $139.1 million at October 2, 1996.

  The Company had sales to customers outside of the United States ("Export Sales") of $60.0 million, $24.7 million, $90.5 million, and $174.3 million for the nine months ended September 24, 1994, the three months ended December 20, 1994, the nine months ended September 27, 1995 and fiscal year 1996, respectively. Export sales are primarily to Canada, Europe and the Far East. Export sales do not exceed 10% for any geographic region. Export sales prior to the Acquisition were handled primarily by direct sales, sales through agents and

                           SDW HOLDINGS CORPORATION
sales through the Company's Belgian Affiliate. During 1995, the Belgian Affiliate was closed and its property and equipment were sold. Effective with the closure of the Belgian Affiliate, the Company's sales outside of the United States and Canada are primarily handled by the Company's affiliates under the common control of Sappi Limited ("Sappi") (see Note 22). Sappi, through its indirect ownership in Holdings, is the largest investor in the Company.

  Sales to customers which individually exceed 10% of total sales amounted to approximately 58.1%, 51.1%, 54.0% and 52.5% of sales for the nine months ended September 24, 1994, the three months ended December 20, 1994, the nine months ended September 27, 1995, and fiscal year 1996, respectively. Each of these customers is a merchant that resells the Company's paper products to a wide range of end users. The loss of any of these customers could have a material effect on the Company's business and results of operations. Sales to each such customer are indicated below (in millions):

                              THREE MONTHS                        TWELVE MONTHS
         NINE MONTHS ENDED        ENDED       NINE MONTHS ENDED       ENDED
         SEPTEMBER 24, 1994 DECEMBER 20, 1994 SEPTEMBER 27, 1995 OCTOBER 2, 1996
         ------------------ ----------------- ------------------ ---------------
   1...        $160.8             $81.2             $292.4           $355.0
   2...         128.5              40.5              163.0            201.9
   3...         106.9              38.5              168.7            199.8
   4...          85.4                 *                  *                *

--------
* Less than 10% of total sales.

  Aggregate trade receivables from customers which individually exceeded 10% of total receivables were $57.3 million and $91.1 million as of September 27, 1995 and October 2, 1996, respectively. Included in the computation of receivables exceeding 10% at October 2, 1996 are a portion of the gross receivables which were securitized (Note 11) and certain related party receivables from Sappi and its subsidiaries (Note 22).

NOTE 6--INVENTORIES, NET (IN MILLIONS)

                                             SEPTEMBER 27, 1995 OCTOBER 2, 1996
                                             ------------------ ---------------
   Finished products........................      $   89.8         $   92.8
   Work in process..........................          51.0             34.5
   Pulp, logs and pulpwood..................          33.2             25.8
   Maintenance parts and other supplies.....          52.5             42.6
                                                  --------         --------
                                                  $  226.5         $  195.7
                                                  ========         ========

NOTE 7--PLANT ASSETS (IN MILLIONS)

                                             SEPTEMBER 27, 1995 OCTOBER 2, 1996
                                             ------------------ ---------------
   Plant assets, at cost:
     Land and buildings.....................      $  171.1         $  172.7
     Plant and equipment....................       1,048.2          1,095.5
                                                  --------         --------
                                                   1,219.3          1,268.2
     Accumulated depreciation...............         (65.5)          (153.5)
                                                  --------         --------
                                                  $1,153.8         $1,114.7
                                                  ========         ========

                           SDW HOLDINGS CORPORATION

NOTE 8--DEPRECIATION & COST OF TIMBER HARVESTED (IN MILLIONS)

                                                                        NINE MONTHS  THREE MONTHS  NINE MONTHS  TWELVE MONTHS
                                                                           ENDED        ENDED         ENDED         ENDED
                                                                       SEPTEMBER 24, DECEMBER 20, SEPTEMBER 27,  OCTOBER 2,
                                                                           1994          1994         1995          1996
                                                                       ------------- ------------ ------------- -------------
   Depreciation of plant assets.......................................     $69.9        $27.3         $65.5         $86.8
   Cost of timber harvested and amortization of logging roads.........       0.5          0.2           1.3           0.9
                                                                           -----        -----         -----         -----
                                                                           $70.4        $27.5         $66.8         $87.7
                                                                           =====        =====         =====         =====

NOTE 9--INCOME TAXES

  The domestic and foreign components of income before taxes, dividends and accretion on Warren Series B Redeemable Exchangeable preferred stock and extraordinary item are as follows (in millions):

                                                                        NINE MONTHS  THREE MONTHS  NINE MONTHS  TWELVE MONTHS
                                                                           ENDED        ENDED         ENDED         ENDED
                                                                       SEPTEMBER 24, DECEMBER 20, SEPTEMBER 27,  OCTOBER 2,
                                                                           1994          1994         1995          1996
                                                                       ------------- ------------ ------------- -------------
   Domestic...........................................................     $24.8        $22.4         $68.4         $12.0
   Foreign............................................................       3.2          2.5           2.4           --
                                                                           -----        -----         -----         -----
                                                                           $28.0        $24.9         $70.8         $12.0
                                                                           =====        =====         =====         =====

  The components of the tax provisions before extraordinary item are as follows (in millions):

                                                                        NINE MONTHS  THREE MONTHS  NINE MONTHS  TWELVE MONTHS
                                                                           ENDED        ENDED         ENDED         ENDED
                                                                       SEPTEMBER 24, DECEMBER 20, SEPTEMBER 27,  OCTOBER 2,
                                                                           1994          1994         1995          1996
                                                                       ------------- ------------ ------------- -------------
   Current:
     Federal..........................................................     $ 2.6        $(5.7)        $15.1         $(1.1)
     Foreign..........................................................       1.2          1.0           0.1          (1.2)
     State and local..................................................      (1.0)        (1.2)          0.9           1.8
                                                                           -----        -----         -----         -----
       Total current..................................................       2.8         (5.9)         16.1          (0.5)
                                                                           -----        -----         -----         -----
   Deferred:
     Federal..........................................................       5.8         13.0           8.1           5.3
     Foreign..........................................................       --           --            --            1.2
     State and local..................................................       2.6          2.8           4.2          (0.9)
                                                                           -----        -----         -----         -----
       Total deferred.................................................       8.4         15.8          12.3           5.6
                                                                           -----        -----         -----         -----
                                                                           $11.2        $ 9.9         $28.4         $ 5.1
                                                                           =====        =====         =====         =====

                           SDW HOLDINGS CORPORATION

  The components of the deferred tax provisions before extraordinary item are as follows, excluding the $1.3 million deferred tax benefit associated with the $3.3 million extraordinary loss recorded as a result of the early retirement of debt (in millions):

                           NINE MONTHS  THREE MONTHS  NINE MONTHS  TWELVE MONTHS
                              ENDED        ENDED         ENDED         ENDED
                          SEPTEMBER 24, DECEMBER 20, SEPTEMBER 27,  OCTOBER 2,
                              1994          1994         1995          1996
                          ------------- ------------ ------------- -------------
Inventory...............      $ --         $  0.1        $ 5.3        $ (0.1)
Plant assets............        9.3         (17.0)        16.4          93.0
Accrued and other lia-
 bilities...............        6.3          38.5         (0.1)        (35.5)
AMT credit
 carryforwards..........       (2.5)         (0.8)        (9.3)         (3.7)
Tax loss carryforwards..       (4.7)         (5.0)         --          (41.7)
Other credits...........        --            --           --           (6.4)
                              -----        ------        -----        ------
Deferred tax provision..      $ 8.4        $ 15.8        $12.3        $  5.6
                              =====        ======        =====        ======

  The components of the deferred tax assets and (liabilities) are as follows (in millions):

                                                       SEPTEMBER 27, OCTOBER 2,
                                                           1995         1996
                                                       ------------- ----------
   Current:
   Deferred tax assets:
     Restructuring reserves...........................    $  0.3      $   0.3
     Accrued and other liabilities....................       7.9         18.5
     Inventory........................................       1.3          1.4
                                                          ------      -------
       Total current deferred tax assets..............       9.5         20.2
   Deferred tax liabilities:
     Accrued and other liabilities and prepaids.......      (0.6)        (2.2)
                                                          ------      -------
   Net current deferred tax asset.....................       8.9         18.0
                                                          ------      -------
   Noncurrent:
   Deferred tax assets:
     Alternative minimum tax credit carryforwards.....       9.3         13.0
     Tax loss carryforwards...........................       --          41.7
     Accrued and other liabilities....................      21.3         46.0
     Other............................................       --           7.7
                                                          ------      -------
       Total noncurrent deferred tax assets...........      30.6        108.4
                                                          ------      -------
   Deferred tax liabilities:
     Property, plant and equipment....................     (13.4)      (106.0)
     Other............................................     (38.4)       (37.0)
                                                          ------      -------
       Total noncurrent deferred tax liability........     (51.8)      (143.0)
                                                          ------      -------
   Net noncurrent deferred tax liability..............     (21.2)       (34.6)
                                                          ------      -------
     Net deferred tax liability.......................    $(12.3)     $ (16.6)
                                                          ======      =======

                           SDW HOLDINGS CORPORATION

  The differences between the U.S. statutory income tax rate and the Company's effective income tax rate before extraordinary item are:

                                                                        NINE MONTHS  THREE MONTHS  NINE MONTHS  TWELVE MONTHS
                                                                           ENDED        ENDED         ENDED         ENDED
                                                                       SEPTEMBER 24, DECEMBER 20, SEPTEMBER 27,  OCTOBER 2,
                                                                           1994          1994         1995          1996
                                                                       ------------- ------------ ------------- -------------
U.S. statutory income tax rate........................................     35.0%         35.0%        35.0%         35.0%
State income taxes, net of federal benefit............................      3.8           4.2          4.9           5.2
International.........................................................      0.4           0.3          0.1           --
Other factors.........................................................      0.8           0.3          0.1           2.3
                                                                           ----          ----         ----          ----
Effective tax rate....................................................     40.0%         39.8%        40.1%         42.5%
--------------------------------------------------
                                                                           ====          ====         ====          ====

  As of October 2, 1996, the Company had available federal and state tax net operating loss carryforwards of approximately $120 million. For federal tax purposes, the loss carryforwards will expire in the year 2011. For state tax purposes, the loss carryforwards will expire between the years 2001 and 2011. The Company also has available an alternative minimum tax credit carryforward for tax return purposes of $13 million which will carry forward to future taxable years indefinitely.

NOTE 10--ACCRUED AND OTHER CURRENT LIABILITIES (IN MILLIONS)

                                                      SEPTEMBER 27, OCTOBER 2,
                                                          1995         1996
                                                      ------------- ----------
   Accrued salaries, wages and employee benefits.....     $49.9       $47.5
   Accrued interest..................................      23.8        15.2
   Accrued workers' compensation.....................       5.6         7.4
   Other accrued expenses............................      14.3        27.5
                                                          -----       -----
                                                          $93.6       $97.6
                                                          =====       =====

NOTE 11--LONG-TERM DEBT

                                                        SEPTEMBER 27, OCTOBER 2,
                                                            1995         1996
                                                        ------------- ----------
                                                             (IN MILLIONS)
   Credit Agreement:
     Term Loan, Tranche A..............................   $  305.0      $268.7
     Term Loan, Tranche B..............................      325.0       185.0
   Series B Senior Subordinated Notes..................      375.0       375.0
   Revenue Bonds.......................................      121.3       119.5
   Capital Leases......................................        1.1         0.7
                                                          --------      ------
                                                           1,127.4       948.9
   Current maturities of long-term debt................       78.6        46.4
                                                          --------      ------
   Long-term debt......................................   $1,048.8      $902.5
                                                          ========      ======

 Credit Agreement

  Holdings and Warren entered into an agreement (the "Credit Agreement") with Chemical Bank (now known as The Chase Manhattan Bank, "Chase") and 43 other domestic and international lenders on December 20, 1994, which consists of (i) the Term Loan Facilities, comprised of a seven-year senior secured

                           SDW HOLDINGS CORPORATION
term loan facility originally in an aggregate principal amount of $305.0 million (the "Tranche A Term Loan"), and an eight-year senior secured term loan facility originally in an aggregate principal amount of $325.0 million (the "Tranche B Term Loan"), (ii) the Revolving Credit Facility and (iii) the Letter of Credit Facility (together collectively referred to herein as the "Credit Facilities".)

  On April 26, 1996, the Company amended its Credit Agreement to include changes to certain provisions relating to restrictive covenants including, among other things, the ability to incur debt, pay dividends and sell certain assets. In addition, certain provisions relating to interest rates, fees, collateral, prepayments and affirmative covenants also have been amended. Concurrently with the above, the Company, a newly established bankruptcy remote subsidiary, S.D. Warren Finance Co. ("SDWF"), the Bank of Montreal ("BOM") and its securities unit, Nesbitt Burns Securities ("Nesbitt"), as agent, entered into a receivables purchase agreement whereby BOM through Nesbitt has agreed to provide a five-year $110 million revolving accounts receivable securitization facility (the "A/R Facility"). Under this facility, the Company sells to SDWF, pursuant to a purchase and contribution agreement between the Company and SDWF, on a non-recourse basis, all rights and interests in its accounts receivable. Pursuant to the receivables purchase agreement, SDWF, in turn, sells certain interests in the accounts receivable pool owned by SDWF to Nesbitt under similar terms. Proceeds of $90.0 million from the A/R Facility, along with $10.0 million cash on hand, were used to prepay $100.0 million of the final installment of the Tranche B Term Loan under the Credit Agreement. As a result of the early extinguishment of a portion of the Tranche B Term Loan, the Company recorded an extraordinary loss of $2.0 million, net of a $1.3 million deferred tax benefit, related to the unamortized deferred financing fees associated with the Tranche B Term Loan.

  The loans under the Credit Agreement bear interest at a rate equal to, at the Company's option, (i) the Base Rate plus the Applicable Margin ("Base Rate Loans") or (ii) the Eurodollar Rate (adjusted for reserves) as determined by Chase for the respective interest period plus the Applicable Margin ("Eurodollar Loans"). Applicable Margin means a percentage per annum ranging
(a) in the case of Base Rate Loans, from 1.50% to 0.00% (2.00% in the case of Tranche B Term Loans), and (b) in the case of Eurodollar Loans, from 2.50% to 1.00% (3.00% in the case of Tranche B Term Loans), in each case based upon the Company's ability to maintain certain financial ratios determined from the most recent financial statements of the Company calculated as of the last day of each fiscal quarter on a rolling four quarter basis. "Base Rate" means the highest of (1) the rate of interest publicly announced by Chase as its prime rate in effect at its principal office in New York City, (2) the secondary market rate for the three month certificates of deposit (adjusted for reserves) plus 1.0% and (3) the federal funds rate in effect from time to time plus 0.5%.

  The Credit Facilities are guaranteed by Holdings and each of its U.S. subsidiaries. The Credit Facilities and such guarantees are secured by security interests (subject to other liens permitted by the terms of the Credit Facilities), to the extent permissible under the applicable laws and regulations, in (a) all of the capital stock of Warren and each of its U.S. subsidiaries and 65% of the common stock and 100% of the preferred stock of each foreign subsidiary and (b) all assets (subject to certain limitations), except certain trade accounts receivable, owned by Warren and its subsidiaries.

  The Credit Agreement contains restrictive covenants which limit Holdings, Warren and their subsidiaries with respect to certain matters including, among other things, the ability to incur debt, pay dividends, make acquisitions, sell assets, merge, grant or incur liens, guarantee obligations, make investments or loans, make capital expenditures, create subsidiaries or change its line of business. The Credit Agreement also restricts Warren from prepaying certain of its indebtedness. Under the Credit Agreement, Warren is required to satisfy certain financial covenants which require Warren to maintain specified financial ratios and comply with certain financial tests, including a minimum interest coverage ratio, a minimum debt service ratio, and a net worth test. Such covenants are not considered by the Company to be of a restrictive nature in conducting its business activities. As of October 2, 1996, management believes the Company is in compliance with all covenants.

                           SDW HOLDINGS CORPORATION

  The A/R Facility also contains restrictive covenants which limit SDWF with respect to certain matters including, among other things, the maintenance of a certain net worth and the ability to incur liens, extend credit terms beyond their stated maturity, change its credit policy, create subsidiaries or change its line of business. The A/R Facility also limits SDWF's ability to pay dividends, incur indebtedness or amend other agreements related to the A/R Facility without the consent of Nesbitt, as agent. In addition, the A/R Facility requires that SDWF maintain certain ratios related to the performance of the underlying accounts receivable, including a delinquency ratio, a default ratio and a loss-to-liquidation ratio.

  Under the terms of the Credit Agreement, Warren was required to enter into interest rate protection agreements, primarily interest rate swap and interest rate cap agreements. At September 27, 1995 and October 2, 1996, Warren had two interest rate swap agreements outstanding under which the interest rates have been fixed at rates between 7.43% and 9.95% with respect to $75 million of notional principal amount of debt. Warren also has two interest rate cap agreements outstanding with respect to $130 million of notional principal amount of debt under which the interest rate has been capped at rates between 8.00% and 9.50%. Net receipts or payments under the agreements are recognized as adjustments to interest expense. The swap and cap agreements expire at varying dates between December 1997 and January 2000.

 Term Loans

  The Tranche A Term Loan is payable in semi-annual installments commencing June 30, 1996 with a final maturity in December 2001. The Tranche B Term Loan is payable in semi-annual installments commencing on June 30, 1996 with a final maturity in December 2002. Interest rates on the term loans are set, at the Company's option, at either the Base Rate or the Eurodollar Rate, both plus an Applicable Margin (as described above). At October 2, 1996, both the Tranche A Term Loan and the Tranche B Term Loan were Eurodollar loans. At September 27, 1995 and October 2, 1996 the interest rate on the Tranche A Term Loan was 8.38% and 7.19%, respectively; and the interest rate on the Tranche B Term Loan was 8.82% and 7.69%, respectively.

  Warren is required to prepay the Term Loan Facility with (i) 100% of the net proceeds of certain asset sales, (ii) 100% of the net proceeds of incurrences of certain indebtedness and (iii) 50% of the net proceeds from issuances of equity by Holdings or any of its subsidiaries. Warren is also required to prepay the Term Loan Facilities annually in an amount equal to 75% of the Excess Cash Flow (as defined therein) of Warren and its subsidiaries for the prior fiscal year; provided that the Company will be required to prepay annually an amount equal to only 50% of such Excess Cash Flow if (a) the aggregate outstanding principal amount of the Term Loan Facilities is less than $250.0 million and (b) Consolidated Interest Expense Ratio (as defined therein) as of the last day of the fiscal quarter immediately preceding the date such payment (calculated on a rolling four quarter basis) exceeds 3.00 to
1.00. The Company made $74.9 million of Excess Cash Flow payments relating to fiscal year 1995, during the first quarter of fiscal year 1996. The Company will not have the excess cash flow prepayment requirements, as defined, in the first quarter of fiscal year 1997 due to the prepayment of the Tranche B Term Loan under the Credit Agreement during the third quarter of fiscal year 1996.

  The Company may also make optional prepayments without premium or penalty at any time (subject to payments of certain termination costs if other than on the last day of an interest period under certain circumstances). Optional prepayments shall be applied pro rata to the Tranche A Term Loan and the Tranche B Term Loan based on the respective amounts outstanding and shall be applied to installments thereof on a pro rata basis, and may not be reborrowed. The amount of any optional prepayments funded with the portion of Excess Cash Flow which is not otherwise required to be used to prepay Term Loans and/or the Letter of Credit Facility Loans may, at the Company's option, be applied to prepay the Tranche A Term Loan and/or the Tranche B Term Loan in such amounts as the Company may determine with any such prepayment to be applied first to any scheduled installment due within six months of the date of prepayment and then to the remaining installments of the Tranche A Term Loan and/or the Tranche B Term Loan, as the case may be, on a pro rata basis.

                           SDW HOLDINGS CORPORATION

 Revolving Credit Facility

  Under the Revolving Credit Facility, Warren can borrow up to $250.0 million to fund working capital needs. In addition, a portion of the Revolving Credit Facility is available to Warren for letters of credit up to $75.0 million. At September 27, 1995 and October 2, 1996, $20.6 million and $1.0 million, respectively, of the Revolving Credit Facility was utilized to guarantee the issuance of letters of credit. At September 27, 1995 and October 2, 1996, availability under the Revolving Credit Facility was $229.4 million and $249.0 million, respectively.

  The interest rate on loans under the Revolving Credit Facility are set, at Warren's option, at either the Base Rate or the Eurodollar Rate, both plus an Applicable Margin (see Credit Agreement section). At October 2, 1996, the Company had no loans outstanding under the Revolving Credit Facility. Letters of credit issued through the Revolving Credit Facility are charged an annual commission equal to the Applicable Margin in effect from time to time (see Credit Agreement section). Warren also pays an annual fronting fee to Chase on Revolving Credit Facility letters of credit. In addition, Warren pays a quarterly commitment fee between 0.375% and 0.50% per annum, based on the achievement of a certain financial ratio, on the unused portion of the Revolving Credit Facility.

 Letter of Credit Facility

  In accordance with the Agreement to which the Acquisition was effected, letters of credit in an aggregate principal amount of $220.0 million were issued in favor of Scott to support its ongoing obligations under nine separate tax-exempt bond financings and the financing of the Biomass Cogeneration Facility at the Company's Westbrook, Maine facility assumed by Warren. At September 27, 1995 and October 2, 1996, such letters of credit outstanding aggregated approximately $170.5 million.

 Warren Series B Senior Subordinated Notes

  On May 31, 1995, Warren consummated an exchange offer pursuant to which it offered to (1) exchange the existing Series A Notes for an equivalent amount of 12% Series B Senior Subordinated Notes due 2004 (the "Series B Notes" and together with the Series A Notes, the "Notes") having substantially identical terms and (2) exchange the existing Old Senior Preferred Stock for an equivalent amount of its 14% Series B Senior Redeemable Exchangeable Preferred Stock due 2006 (the "Warren Series B Preferred Stock") having substantially identical terms. Such exchange transactions were contemplated in the original issues of the Series A Notes and the Old Senior Preferred Stock (collectively, the "Exchanged Securities").

  The Series B Notes are unsecured, subordinated obligations of Warren and rank i) junior in right of payment to all existing and future Senior Debt (as defined for purposes of the Notes), including obligations of Warren under the Credit Agreement and ii) senior in right of payment to or pari passu in right of payment with all existing and future subordinated indebtedness.

 Revenue Bonds

  Warren assumed $119.3 million of revenue bonds from Scott. Such debt is comprised of nine separate tax-exempt municipal bond issues (the "Issues") relating to certain environmental and solid waste disposal projects. The issues have various maturities ranging from 1997 through 2022. Warren assumed responsibility for Scott's obligations under the Issues but with respect to each Issue (other than the Issue which was re-marketed on August 21, 1995, as described below) Scott remains either contingently liable as a guarantor, or directly liable as the original obligor. Interest rates on these issues at September 27, 1995 and October 2, 1996 ranged from 5.75% to 9.375%. Bonds in an amount of $44.0 million bearing variable interest rates were re-marketed on August 21, 1995 as fixed interest rate bonds. Warren became the sole obligor under the bonds and a $49.5 million letter of

                           SDW HOLDINGS CORPORATION
credit issued in favor of Scott was canceled. The trustee for each Issue has been granted or assigned the issuer's rights under a sale, lease purchase or loan agreement, as the case may be, between the relevant issuer and Warren relating to each respective project and, in respect of two of the Issues, a security interest in the project financed thereby.

 Future Maturities of Long-term Debt

  Scheduled maturities of long-term debt, including capital leases and sinking fund payments, at October 2, 1996 are as follows (in millions):

         1997............................................ $ 46.4
         1998............................................   59.5
         1999............................................   54.5
         2000............................................   59.8
         2001............................................   77.6
         Thereafter......................................  651.1
                                                          ------
                                                          $948.9
                                                          ======

NOTE 12--FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

  The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable and debt. In addition, the Company uses interest rate caps and swaps, which were required under the terms of the Credit Agreement, as a means of managing interest rate risk associated with outstanding debt. Summarized below are the carrying values and fair values of the Company's financial instruments. The carrying amounts for cash, cash equivalents, receivables and payables approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the table below (in millions):

                                        SEPTEMBER 27, 1995    OCTOBER 2, 1996
                                        --------------------  ---------------
                                         CARRYING    FAIR     CARRYING  FAIR
                                          AMOUNT     VALUE     AMOUNT   VALUE
                                        ---------- ---------  -------- ------
   BALANCE SHEET FINANCIAL INSTRUMENT:
   Term Loans, Tranche A and B.........  $   630.0 $   630.0   $453.7  $453.7
   Notes...............................      375.0     414.9    375.0   405.0
   Revenue Bonds and Capital Leases....      122.4     119.1    120.2   119.2
   Interest rate caps and swaps........        1.6      (3.0)     0.9    (2.1)

  The fair value of the Notes, Revenue Bonds and Capital Leases was estimated by the Company based upon discussions with its investment bankers. The principal amounts of the Tranche A and B Term Loans approximate market since they are variable rate instruments which reprice monthly.

  The Company's off-balance sheet financial instruments include the Revolving Credit Facility letters of credit, the Letter of Credit Facility letters of credit and interest rate caps and swaps. At September 27, 1995 and October 2, 1996, the total carrying amount of the premium associated with the interest rate caps was $1.6 million and $0.9 million, respectively. Unrealized losses related to the interest rate caps and swaps approximated $4.6 million and $3.0 million, at these two dates, respectively. Additionally, at October 2, 1996, the Company's off-balance sheet financing included the A/R Facility; the total carrying amount of accounts receivable reflects a $90.0 million reduction related to the A/R Facility. There are no unrealized losses on the A/R Facility.

  The fair value of interest rate swaps and caps is the estimated amount that the Company would pay or receive to terminate the swap agreement at the balance sheet date, taking into account current interest rates and the current credit-worthiness of the swap counterparties. The fair value of the Revolving Credit Facility

                           SDW HOLDINGS CORPORATION
and the Letter of Credit Facility are based upon fees currently charged for similar agreements or on the estimated cost to terminate the obligation at the reporting date.

  A significant portion of the Company's sales and accounts receivable are from major customers (Note 5). None of the Company's other financial instruments represent a concentration of credit risk because the Company has dealings with a variety of major banks and customers worldwide. None of the Company's off-balance sheet financial instruments would result in a significant loss to the Company if the other party failed to perform according to the terms of its agreement, as any such loss would generally be limited to the unrealized gain in any contract.

NOTE 13--LEASES

  The Company leases office and warehouse space and various office and manufacturing equipment under operating leases. Unexpired lease terms for operating leases range from one to six years. Most leases contain renewal options and options to purchase such equipment at fair market value. Rental expense relating to these leases was $4.9 million, $0.8 million, $2.4 million and $3.5 million for the nine months ended September 24, 1994, the three months ended December 20, 1994, the nine months ended September 27, 1995 and fiscal year 1996, respectively.

  Additionally, the Company has other commitments, which expire in 2008, to operate a biomass cogeneration facility adjacent to its Westbrook mill and to purchase its steam and electricity output on a take-or-pay basis (the "Cogeneration Obligation"). Under the Cogeneration Obligation, the Company paid approximately $7.0 million each for the nine months ended September 24, 1994, the nine months ended September 27, 1995 and fiscal year 1996. No payments were made during the three months ended December 20, 1994.

  The future minimum obligations under leases and other commitments having an initial or remaining noncancelable term in excess of one year as of October 2, 1996 are as follows (in millions):

     YEAR ENDING                                          OPERATING    OTHER
      SEPTEMBER,                                           LEASES    COMMITMENTS
     -----------                                          --------- ------------
     1997................................................   $2.6       $  7.5
     1998................................................    2.0          7.8
     1999................................................    1.8          7.3
     2000................................................    1.3          7.4
     2001................................................    0.4          8.8
     Thereafter..........................................    --          62.4
                                                            ----       ------
                                                            $8.1       $101.2
                                                            ====       ======

  Certain lease obligations and the Cogeneration Obligation contain scheduled payment increases. The Company is recognizing expenses associated with these contracts on a straight-line basis over the related contract's terms.

NOTE 14--ENVIRONMENTAL AND SAFETY MATTERS

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

                           SDW HOLDINGS CORPORATION

  In addition to conventional pollutants, minute quantities of dioxins and other chlorinated organic compounds may be contained in the wastewater effluent of the Company's bleached kraft pulp mills in Somerset and Westbrook, Maine and Muskegon, Michigan. The most recent National Pollutant Discharge Elimination System ("NPDES") wastewater permit limits proposed by the EPA would limit dioxin discharges from the Company's Somerset and Westbrook mills to less than the level of detectability. The Company is presently meeting the EPA's proposed dioxin limits but it is not meeting the proposed limits for other parameters (e.g., temperature and color) and is attempting to revise these other wastewater permit limits for its facilities. While the permit limitations at these two facilities are being challenged, the Company continues to operate under existing EPA permits, which have technically expired, in accordance with accepted administrative practice. In addition, the Muskegon mill is involved, as one of various industrial plaintiffs, in litigation with the County of Muskegon regarding a 1994 ordinance governing the County's industrial wastewater pretreatment program. The lawsuit challenges, among other things, the treatment capacity availability and local effluent limit provisions of the ordinance. In July 1996, the Court rendered a decision substantially in favor of the Company and other plaintiffs, but the County has appealed the Court's decision. If the Company and the other plaintiffs do not prevail in that appeal or are not successful in ongoing negotiations with the County, the Company may not be able to obtain additional treatment capacity for future expansions and the County could impose stricter permit limits. The imposition of currently proposed permit limits or the failure of the Muskegon lawsuit could require substantial additional expenditures, including short-term expenditures, and may lead to substantial fines for any noncompliance.

  In November 1993, the EPA announced proposed regulations that would impose new air and water quality standards aimed at further reductions of pollutants from pulp and paper mills, particularly those conducting bleaching operations (generally referred to as the "cluster rules"). Although the EPA has not made any commitments, final promulgation of the cluster rules is expected to occur by early 1997 and compliance with the rules may be required beginning in 1998. The Company believes that compliance with the cluster rules, if adopted as currently proposed, may require aggregate capital expenditures of approximately $76.0 million through 1999. The ultimate financial impact to the Company of compliance with the cluster rules will depend upon the nature of the final regulations, the timing of required implementation and the cost and availability of new technology. The Company also anticipates that it will incur an estimated $10.0 million to $20.0 million of capital expenditures through 1999 related to environmental compliance other than as a result of the cluster rules.

  The Company's mills generate substantial quantities of solid wastes and by-products that are disposed of at permitted landfills and solid waste management units at the mills. The Company is currently planning to expand the landfill at the Somerset mill at a projected total cost of approximately $16.0 million, of which $7.0 million is expected to be incurred prior to the year 2000 with the remainder being spent subsequent to 2004.

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

  The Company has been identified as a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), or analogous state law, for cleanup of contamination at seven sites. Based upon the Company's understanding of the total amount of liability at each site, its calculation of its percentage share in each proceeding, and the number

                           SDW HOLDINGS CORPORATION
of potentially responsible parties at each site, the Company presently believes that its aggregate exposure for these matters is not material. Moreover, as a result of the Acquisition, the Company's former parent, Scott, agreed to indemnify and defend the Company for and against, among other things, the full amount of any damages or costs resulting from the off-site disposal of hazardous substances occurring prior to the date of closing, including all damages and costs related to these seven sites. Since the date of closing of the Acquisition, Scott has been performing under the terms of this environmental indemnity and defense provision and, therefore, the Company has not expended any funds with respect to these seven sites.

  The Company currently has a five year demolition project in progress at its Westbrook Facility for health and safety reasons. Total costs of the project are estimated to be approximately $9.0 million, of which approximately $5.7 million had been spent as of October 2, 1996. The Company recognizes these costs as they are incurred.

  The Company does not believe that it will have any liability under recent emergency legislation enacted by the State of Maine to cover a significant shortfall in the Maine workers' compensation system through assessments of employers and insurers; however, there can be no assurance that the existing legislation will fully address the shortfall.

  The Company believes that none of these matters, individually or in the aggregate, is expected to have a material adverse effect on its financial position, results of operations or cash flows.

NOTE 15--COMMITMENTS AND CONTINGENCIES

  The Mobile, Alabama, paper mill was historically operated by Scott as part of an integrated facility (including a tissue mill, a pulp mill and energy facility). In connection with the Acquisition, Warren entered into long-term (25 years initially, subject to mill closures and certain force majeure events) supply agreements with Scott for the supply of pulp and water and the treatment of effluent at the Mobile Mill. Wood pulp will be supplied generally at market prices. Pulp prices will be discounted, primarily because of the lower delivery costs due to the elimination of freight costs associated with delivering pulp to Warren's Mobile paper mill and pulp quantities will be subject to minimum (170,000 to 182,400 tons per year) and maximum (220,000 to 233,400 tons per year) limits. Prices for other services to be provided by Scott will generally be based upon cost. Prior to the Acquisition, Scott sold its energy facility at Mobile to MESC. In connection with the sale of the energy facility, MESC entered into a long-term agreement with Warren to provide electric power and steam to the paper mill at rates generally comparable to market tariffs, including fuel cost and capital recovery components. Scott, MESC and Warren have also entered into a long-term shared facilities and services agreement (the "Shared Facilities Agreement") with respect to medical and security services, common roads and parking areas, office space and similar items and a comprehensive master operating agreement providing for the coordination of services and integration of operations among the energy facility, the paper mill, the pulp mill and the tissue mill. Annual fees under the Shared Facilities Agreement are expected to be approximately $1.5 million per year through the 25 year term of the agreement. Warren has the option to cancel certain non-essential services covered by the Shared Services Agreement at any time prior to the end of the 25 year term.

  A substantial portion of the Company's electricity requirements are satisfied through cogeneration agreements ("Power Purchase Agreements" or "Agreements") whereby the Somerset and Westbrook mills each cogenerate electricity and sell the output to Central Maine Power Company ("CMP"). The Westbrook and Somerset Power Purchase Agreements require CMP to purchase such energy produced by these cogeneration facilities at above market rates which has reduced the Predecessor Corporation's historical cost of electrical energy. The Westbrook Agreement expires October 31, 1997 and the Somerset Agreement expires in the year 2012. The favorable pricing element of the Somerset Agreement will end on November 30, 1997. The

                           SDW HOLDINGS CORPORATION
agreements also require the mills to purchase electricity from CMP at the standard industrial tariff rate. To reflect the fair market value of the acquired Power Purchase Agreements in accordance with APB No. 16, as of the Acquisition date, the Company established a deferred asset of approximately $32.3 million. This deferred asset is recorded with other contracts valued at the Acquisition date as a net long-term liability. This deferred asset is being amortized over the remaining life of the favorable Power Purchase Agreements. For the nine months ended September 27, 1995 and fiscal year 1996, amortization expense related to this asset approximated $10.8 million and $12.0 million, respectively.

  The Company is also involved in various other lawsuits and administrative proceedings. The relief sought in such lawsuits and proceedings include injunctions, damages and penalties. Although the final results in these suits and proceedings cannot be predicted with certainty, the Company believes that they will not have a material effect on the Company's financial position, results of operations or cash flows.

NOTE 16--RETIREMENT BENEFITS

 Pension Plans

  Prior to the Acquisition, employees participated in two Warren sponsored hourly pension plans and a salaried pension plan and two Scott sponsored hourly pension plans. During 1994, the assets and obligations relating to Warren's active employees were allocated to four newly formed pension plans based on the requirements of Section 414(l) of the Internal Revenue Code and the regulations thereunder. Management and the Plan's trustees believe such allocation is reasonable.

  The four defined-benefit, trusteed pension plans provide retirement benefits for substantially all employees. Benefits provided are primarily based on employees' years of service and compensation. The Company's funding policy complies with the requirements of Federal law and regulations. Plan assets consist of equity securities, bonds and short-term investments. The current portion of the net pension liability, detailed below, was $3.0 million at October 2, 1996. The net pension liability at September 27, 1995 was all long-term.

  The funded status of the Warren sponsored pension plans is shown below (in millions):

                                                       SEPTEMBER 27, OCTOBER 2,
                                                            1995        1996
                                                       ------------- ----------
   Actuarial present value of benefit obligation:
     Vested..........................................     $ 71.3       $ 82.4
     Nonvested.......................................       18.0         16.5
                                                          ------       ------
       Accumulated benefit obligation................       89.3         98.9
   Additional obligation for future salary increas-
    es...............................................       27.2         21.0
                                                          ------       ------
   Projected benefit obligation......................      116.5        119.9
   Plan assets at fair value.........................      102.5        116.2
                                                          ------       ------
   Projected benefit obligation in excess of plan as-
    sets.............................................      (14.0)        (3.7)
   Unrecognized net gain.............................       (8.5)       (27.7)
                                                          ------       ------
   Accrued pension cost..............................      (22.5)       (31.4)
   Contributions.....................................        --           7.1
                                                          ------       ------
   Net pension liability ............................     $(22.5)      $(24.3)
                                                          ======       ======

                           SDW HOLDINGS CORPORATION

  The net pension cost for the Warren sponsored plans include the following components (in millions):

                                                                         NINE MONTHS  THREE MONTHS  NINE MONTHS     TWELVE
                                                                            ENDED        ENDED         ENDED     MONTHS ENDED
                                                                        SEPTEMBER 24, DECEMBER 20, SEPTEMBER 27,  OCTOBER 2,
                                                                            1994          1994         1995          1996
                                                                        ------------- ------------ ------------- ------------
   Service cost-benefits earned during the period......................     $ 1.5         $0.4        $  4.5        $  6.3
   Interest cost on projected benefit obligation.......................       6.5          2.1           6.9           9.8
   Actual return on plan assets........................................      (0.8)         2.7         (10.4)        (14.1)
   Net deferral........................................................      (5.4)        (4.7)          4.2           4.9
                                                                            -----         ----        ------        ------
   Net pension cost....................................................     $ 1.8         $0.5        $  5.2        $  6.9
                                                                            =====         ====        ======        ======

  Pension expense allocated to the Predecessor Corporation relating to its participation in the Scott plans was $5.7 million and $1.9 million for the nine months ended September 24, 1994 and the three months ended December 20, 1994, respectively.

  The projected benefit obligation at September 27, 1995 and October 2, 1996 was determined using an assumed discount rate of 8.0% and 8.25%, respectively, and an assumed long-term rate of compensation increase of 5.25% and 4.75%, respectively. The assumed rate of return on plan assets (on an annualized basis) was 10.5%, 10.5%, 9.0% and 9.0% for the nine months ended September 24, 1994, the three months ended December 20, 1994, the nine months ended September 27, 1995 and fiscal year 1996, respectively.

 Savings Plan

  The Predecessor Corporation's contributions to various savings plans were based on employee contributions and compensation and totaled $3.8 million and $0.6 million for the nine months ended September 24, 1994 and the three months ended December 20, 1994, respectively. Warren currently sponsors two 401(k) deferred contribution plans covering substantially all Warren employees pursuant to which Warren is obligated to match, up to specified amounts, employee contributions. Warren contributions to these plans totaled $3.8 million and $5.3 million for the nine months ended September 27, 1995 and fiscal year 1996, respectively.

 Supplemental Executive Retirement Plan

  Effective in fiscal year 1996, Warren approved a Supplemental Executive Retirement Plan ("SERP"). Key executives are eligible to participate in the SERP provided such individuals meet specified criteria upon retirement. Payments to the plan are made at the time key executives retire. The related expense is recorded in each fiscal year based on actuarially determined amounts. To date, payments made pursuant to the plan and the related expense have not been material to Warren's results of operations or cash flows.

NOTE 17--POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

  Warren sponsors a defined benefit postretirement plan that provides health care and life insurance benefits to eligible retired employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of service. The current portion of Warren's net postretirement liability, detailed below, was $0.1 million at October 2, 1996. The net postretirement liability at September 27, 1995 was all long-term.

                           SDW HOLDINGS CORPORATION

  The following schedule provides the plan's funded status and obligations (in millions):

                                                     SEPTEMBER 27, OCTOBER 2,
                                                          1995        1996
                                                     ------------- ----------
   Accumulated postretirement benefit obligations
    (APBO):
     Retirees.......................................    $  --        $  0.6
     Active Participants............................      25.7         30.6
                                                        ------       ------
     Total APBO.....................................      25.7         31.2
   Plan assets at fair value........................       --           --
                                                        ------       ------
   APBO in excess of plan assets....................     (25.7)       (31.2)
     Unrecognized transition obligation.............       --           --
     Unrecognized net actuarial gain................      (1.8)        (1.1)
                                                        ------       ------
   Net postretirement liability.....................    $(27.5)      $(32.3)
                                                        ======       ======

  Components of the net periodic postretirement benefit expense are as follows (in millions):

                                                                     NINE MONTHS   THREE MONTHS   NINE MONTHS      TWELVE
                                                                         ENDED         ENDED          ENDED      MONTHS ENDED
                                                                     SEPTEMBER 24,  DECEMBER 20,  SEPTEMBER 27,   OCTOBER 2,
                                                                         1994           1994          1995           1996
                                                                    -------------- ------------- -------------- -------------
   Service cost....................................................     $ 2.7          $0.9           $2.0          $2.6
   Interest cost on APBO...........................................       5.0           1.7            1.6           2.3
   Net amortization and deferral...................................       4.0           1.3            --            --
                                                                        -----          ----           ----          ----
   Net postretirement benefit cost.................................     $11.7          $3.9           $3.6          $4.9
                                                                        =====          ====           ====          ====

  The discount rates used to estimate the accumulated benefit obligations as of September 27, 1995 and October 2, 1996 were 8.0% and 8.25%, respectively. The health care cost trend rates used to value APBO were 10.5%, 10.5%, 9.0% and 9.0% at September 24, 1994, December 20, 1994, September 27, 1995 and October 2, 1996, respectively, decreasing gradually to an ultimate rate of 5.25% in the year 2007. A one-percentage point increase in the assumed health care trend rate for each future year would increase the APBO by approximately 8.7% at October 2, 1996 and would increase the sum of the benefits earned and interest cost components of net postretirement benefit cost for 1996 by approximately 14.6%.

NOTE 18--OTHER LIABILITIES (IN MILLIONS)

                             SEPTEMBER 27, OCTOBER 2,
                                  1995        1996
                             ------------- ----------
   Accrued workers' compen-
    sation.................      $35.0       $29.7
   Accrued pension and
    other postretirement
    benefits...............       50.0        53.5
   Other accrued liabili-
    ties...................        8.3        15.0
                                 -----       -----
                                 $93.3       $98.2
                                 =====       =====

NOTE 19--WARREN SERIES B REDEEMABLE EXCHANGEABLE PREFERRED STOCK

  Warren has authorized 10.0 million shares of Series B redeemable exchangeable preferred stock (the "Warren Series B Preferred Stock") from which the Warren's Board of Directors designated a series consisting of 3.0 million shares of Old Senior Preferred Stock. The Old Senior Preferred Stock was issued in connection with the financing of the Acquisition. The Old Senior Preferred Stock was exchanged for Warren Series B Preferred Stock on May 31, 1995.

                           SDW HOLDINGS CORPORATION

  The Warren Series B Preferred Stock has a liquidation preference of $25.00 per share (aggregate liquidation preference is $75.0 million, plus accumulated dividends). The Warren Series B Preferred Stock was recorded at the net proceeds of $65.4 million received from the issuance after deducting stock issuance costs and excluding approximately $6.9 million paid by the purchaser to Holdings for class A warrants which were issued in conjunction with the Old Senior Preferred Stock. The excess of the liquidation preference over the carrying value is being accreted by periodic charges to retained earnings over the life of the issue. The Warren Series B Preferred Stock has been accounted for as the equivalent of a minority interest for the purposes of Holdings' financial statements.

  Dividends are cumulative and accrue quarterly at a rate of 14% per annum of
(a) the liquidation preference amount and (b) the amount of accrued but unpaid dividends from prior dividend accrual periods ending on or prior to December 15, 1999 ("Accumulated Dividends"). Warren does not expect to pay dividends on the Warren Series B Preferred Stock in cash for any period ending on or prior to December 15, 1999. Cumulative dividends on Warren Series B Preferred Stock that have not been paid at September 27, 1995 and October 2, 1996 are $8.5 million and $21.2 million, respectively, and are included in the carrying amount of the Warren Series B Preferred Stock as indicated below (in millions):

   Issuance on December 21, 1994 for cash (at fair value on date of is-
    suance)............................................................  $65.4
    Accretion to redemption value......................................    0.6
    Dividends on Warren Series B Preferred Stock.......................    8.5
                                                                         -----
   Balance, September 27, 1995.........................................   74.5
    Accretion to redemption value......................................    0.8
    Dividends on Warren Series B Preferred Stock.......................   12.7
                                                                         -----
   Balance, October 2, 1996............................................  $88.0
                                                                         =====

 Redemption

  The Warren Series B Preferred Stock is redeemable at the option of Warren, in whole or in part, at any time on or after December 15, 2001 at the redemption prices (expressed as a percentage of the Specified Amount) with respect to the Warren Series B Preferred Stock set forth below plus all accrued and unpaid liquidated damages and dividends (excluding any Accumulated Dividends), if any, if redeemed during the twelve month period beginning on December 15 of the years indicated below:

         YEAR                                         PERCENTAGE
         ----                                         ----------
         2001........................................   104.2%
         2002........................................   102.8%
         2003........................................   101.4%
         2004........................................   100.0%

  "Specified Amount" on any specific date with respect to any share of Warren Series B Preferred Stock means the sum of (i) the liquidation preference with respect to such share and (ii) the Accumulated Dividends with respect to such share.

  In the event that Holdings consummates one or more public offerings of its common stock on or before December 15, 1997, Warren may, at its option, redeem the Warren Series B Preferred Stock with the proceeds therefrom at a redemption price equal to 113% of the Specified Amount, plus all accrued and unpaid liquidated damages and dividends (excluding any Accumulated Dividends), if any, through the redemption date; provided, that at least $50.0 million in aggregate Specified Amount of Warren Series B Preferred Stock remains outstanding immediately following such redemption.

                           SDW HOLDINGS CORPORATION

  Warren is required to redeem the Warren Series B Preferred Stock on December 15, 2006 at the Specified Amount plus all accrued and unpaid damages and dividends (excluding any Accumulated Dividends).

  At any scheduled dividend payment date, Warren may, at its option, exchange all of the shares of the Warren Series B Preferred Stock then outstanding for Warren's 14% Series B Subordinated Exchange Debentures due 2006.

  In the event of a Change of Control, as defined, the holders of Warren Series B Preferred Stock will have the right to require Warren to repurchase such Warren Series B Preferred Stock, in whole or in part, at a price equal to 101% of the Specified Amount thereof, plus accrued and unpaid liquidated damages and dividends (excluding any Accumulated Dividends).

  Holders of the Warren Series B Preferred Stock have limited voting rights, customary for preferred stock, including the right to elect two additional directors upon certain events such as Warren failing to pay dividends in cash for more than six consecutive dividend accrual periods ending after December 15, 1999.

NOTE 20--PREFERRED STOCK

  Holdings has authorized 5.0 million shares of preferred stock from which Holdings' Board of Directors designated a series consisting of 1.5 million shares of 15% Senior Exchangeable Preferred Stock (the "Preferred Stock"). The Preferred Stock was issued in connection with the financing of the Acquisition. The Preferred Stock has a liquidation preference of $25.00 per share.

  Dividends are cumulative and accrue quarterly at a rate of 15% per annum of
(a) the liquidation preference amount and (b) the amount of accrued but unpaid dividends from prior dividend accrual periods ending on or prior to December 15, 1999 ("Accumulated Dividends"), except that if any shares of Preferred Stock are outstanding after December 15, 2006, such rate will increase by 0.25% per annum for each quarterly period after such date up to a maximum rate of 20% per annum. The Company does not expect to pay dividends on the Preferred Stock in cash for any period ending on or prior to December 15, 1999. Cumulative dividends on the Preferred Stock that have not been paid at September 27, 1995 and October 2, 1996 are $4.6 million and $11.5 million, respectively, and are included in the carrying amount of the Preferred Stock as indicated below (in millions):

   Issuance on December 21, 1994 for cash................................ $37.5
   Dividends on Preferred Stock..........................................   4.6
                                                                          -----
   Balance, September 27, 1995...........................................  42.1
   Dividends on Preferred Stock..........................................   6.9
                                                                          -----
   Balance, October 2, 1996.............................................. $49.0
                                                                          =====

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

                           SDW HOLDINGS CORPORATION

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

 Registration

  Holdings has agreed to use reasonable efforts to cause a shelf registration statement relating to the Preferred Stock to be declared effective by the Securities and Exchange Commission (the "Commission"). Holdings has also agreed to keep such registration statement continuously effective for three years from the effective date of such registration statement, subject to certain exceptions. A preliminary shelf registration statement has been filed, but has yet to be declared effective by the Commission.

NOTE 21--COMMON STOCK

 Holdings Common Stock

  The authorized common stock of Holdings (the "Common Stock") consists of
100.0 million shares, par value of $0.01, of which 30.7 million shares are issued and outstanding.

  In connection with the acquisition, Holdings issued 6.3 million Class B warrants (the "Class B Warrants") each exercisable for one share of Common Stock at $0.01 per share. On April 7, 1995, approximately 2.0 million Class B Warrants were exercised by Sappi. Holdings has agreed to use reasonable best efforts to cause a shelf registration statement relating to the Class B Warrants to be filed no later than January 31, 1996 and to cause such registration statement to be declared effective by the Commission no later than 90 days after such filing date. A preliminary shelf registration statement has been filed, but has yet to be declared effective by the Commission.

  In connection with the issuance of the Warren Series B Preferred Stock, 3.0 million Class A warrants (the "Class A Warrants") exercisable for 0.9 million shares of Common Stock were issued at $0.01 per share. Proceeds from the issuance of the Class A Warrants were approximately $6.9 million. Holdings has agreed to use its best efforts to cause a shelf registration statement relating to the Class A Warrants to be filed no later than January 31, 1996 and to cause such registration statement to be declared effective by the Commission no later than 90 days after such filing. Such registration statement has yet to be declared effective. Accordingly, Holdings is obligated to pay liquidated damages in an amount equal to $.0025 per week per Class A Warrant (or number of shares of common stock issuable upon exercise of a Class A Warrant), increasing by $.0025 after each subsequent 90 day period, up to a maximum amount of $.0125 per week per Class A Warrant until such time of the registration statement is declared effective. As of October 2, 1996, Holdings has accrued liquidated damages of $0.2 million.

  The Class A Warrants and Class B Warrants are exercisable at any time through December 15, 2006. The Company has reserved 5.2 million shares of Common Stock for issuance upon exercise of such warrants.

                           SDW HOLDINGS CORPORATION

 Warren Common Stock

  Warren is authorized to issue 1,000 shares of $0.01 par value common stock. In connection with the Acquisition, Warren issued 100 shares of common stock to Holdings (Note 2). No other shares of Warren common stock have been issued or are outstanding.

NOTE 22--RELATED PARTY TRANSACTIONS

  Warren has contracted through a management services agreement (the "Management Services Agreement") and central cost allocation agreement (the "Central Cost Allocation Agreement") with two subsidiaries of Sappi, Sappi International Management AG ("SIM") and Sappi Management Services Limited ("SMS"), to provide management advisory services. The aggregate fee to be charged to Warren by SIM and SMS is limited to an annual amount of $1.0 million. For the nine months ended September 27, 1995 and fiscal year 1996, Warren incurred such a management fee of approximately $0.8 million and $1.0 million, respectively.

  The Management Services Agreement with SIM establishes an agreement whereby SIM provides strategic and corporate planning advice, financial and legal services and services relating to public affairs and human resources. Warren agrees to pay a service fee to SIM which is determined based upon Warren's proportionate share in the aggregate amount of costs which SIM incurs in providing services to the entire number of Sappi group companies which have entered into agreements of this nature with SIM, plus a profit mark-up of 10%. Warren's proportionate share is based upon the time spent on Warren services divided by total time spent by SIM on total Sappi group company services. This agreement commenced on January 1, 1995 and is effective until terminated by either party with six months written notice.

  The Central Cost Allocation Agreement with SMS provides for general technical and administrative support services to supplement the services provided by SIM. Warren has agreed to pay a service fee to SMS which is determined based upon Warren's proportionate share in the aggregate amount of costs which SMS incurs in providing services to the entire number of Sappi group companies which have entered into agreements of this nature with SMS, plus a profit mark-up of 10%. Warren's proportionate share is based upon Warren's inventory turnover divided by total inventory turnover of SMS group companies. This agreement commenced on January 1, 1995 and is effective until terminated by either party with six months written notice.

  Warren has also entered into a cross licensing agreement with Sappi Deutschland, the worldwide holding company for all European and U.S. business operations of Sappi, and Hannover Papier AG ("Hannover"), a subsidiary of Sappi. Pursuant to this agreement, Warren and Hannover have agreed to enter into specific written agreements to share paper processing techniques and have also agreed to enter into specific distribution agreements whereby Warren has agreed to use its distribution network in the United States to facilitate and increase Hannover's exports. Sappi Deutschland will facilitate the licensing process. No specific agreements have been entered into in connection with this cross licensing agreement as of October 2, 1996.

  During fiscal 1996, Warren shipped products to certain Sappi subsidiaries (Sappi Europe, SA, Specialty Pulp Services and U.S. Paper). These subsidiaries then sold Warren's product to external customers at market prices and remitted the proceeds from such sales to Warren, net of a sales commission. Warren shipped $33.0 million and $151.4 million of products to subsidiaries of Sappi and expensed fees of approximately $1.1 million and $7.2 million relating to these sales for the nine months ended September 27, 1995 and fiscal year 1996, respectively. Trade accounts receivable at September 27, 1995 and October 2, 1996 included approximately $12.4 million and $37.1 million due from subsidiaries of Sappi, respectively. Amounts as of October 2, 1996, are included in the pool of receivables securitized under the A/R Facility (Note
11). The Company has formalized certain of these agreements and is in the process of formalizing the remainder.

                           SDW HOLDINGS CORPORATION

NOTE 23--SUBSEQUENT EVENTS

  On October 17, 1996, a fire occurred at an outside warehouse location in Muskegon, Michigan, which resulted in the loss of approximately 8,000 tons of inventory valued in excess of $5.5 million. While the Company cannot reasonably estimate at this time the total loss experienced, or the amount to be recovered under its insurance policies, it does not expect that losses will exceed its insurance coverage limits.

  Due to exceptionally heavy rains, the Presumpscot River flooded the Westbrook mill on October 21, 1996. The flooding resulted in the temporary closure of the mill. Damage to mill equipment is being repaired and normal operating mill conditions are being restored. While the mill is not yet operating at full production, it will have, by the end of December 1996, attained a level of operation close to the pre-flood situation. While the Company cannot reasonably estimate at this time the total loss experienced, or the exact amount to be recovered under its insurance policies, early indications suggest that such amounts may be significant. However, total losses are not expected to exceed the Company's insurance coverage limits, which include both business interruption and property loss coverage.

  On October 24, 1996, the Company announced a restructuring plan that will likely result in a pretax charge of approximately $10.0 million in the first quarter of fiscal 1997. The charge will be taken to cover the one-time costs related to the reduction of up to approximately 200 salaried positions, or approximately 14% of the Company's salaried workforce.

  On November 5, 1996, a proposed binding referendum measure to eliminate clearcutting in unincorporated areas in the State of Maine was defeated. A competing measure, which could establish new forestry standards stricter than current law, but which would not completely ban clearcutting, received a plurality vote. This competing measure was supported by the Company, other major timber interests in Maine, several environmental groups as well as the Governor of Maine. Under Maine law, this competing measure will not become law unless it receives a simple majority of the votes cast in a special election scheduled to be held in 1997. If this competing measure does become law, the consequence to the Company is not expected to be material, because such measure generally reflects sustainable forestry initiatives already voluntarily adopted by the Company.

                                                                      SCHEDULE I

                            SDW HOLDINGS CORPORATION

                   CONDENSED FINANCIAL INFORMATION OF PARENT
                       CONDENSED STATEMENTS OF OPERATIONS
                                 (IN MILLIONS)

                                                        PERIOD
                                                     DECEMBER 21,
                                                         1994         TWELVE
                                                        THROUGH    MONTHS ENDED
                                                     SEPTEMBER 27,  OCTOBER 2,
                                                         1995          1996
                                                     ------------- ------------
Management fee......................................     $ --         $  1.0
Administration expense..............................      (0.5)         (0.9)
Equity in earnings of S.D. Warren Company, net of
 dividends and accretion on S.D. Warren Series B
 redeemable exchangeable preferred stock and income
 tax expense of $9.1 and $13.5, respectively........      33.0          (8.7)
                                                         -----        ------
Income before income taxes..........................      33.5          (8.6)
Income tax expense..................................       0.2           --
                                                         -----        ------
Net income (loss)...................................      33.3          (8.6)
Dividends on preferred stock........................       4.6           6.9
                                                         -----        ------
Net income (loss) applicable to common stockhold-
 ers................................................     $28.7        $(15.5)
                                                         =====        ======


         See accompanying notes to the condensed financial statements.

                                                                      SCHEDULE I

                            SDW HOLDINGS CORPORATION

                   CONDENSED FINANCIAL INFORMATION OF PARENT
                            CONDENSED BALANCE SHEET
                                 (IN MILLIONS)

                                                       SEPTEMBER 27, OCTOBER 2,
                                                           1995         1996
                                                       ------------- ----------
Assets:
  Due from S.D. Warren Company........................    $  0.8       $  1.0
  Investment in S.D. Warren Company...................     364.8        356.1
                                                          ------       ------
    Total Assets......................................    $365.6       $357.1
                                                          ======       ======
Liabilities and Stockholders' Equity:
  Current liabilities--Accrued and other current lia-
   bilities...........................................    $  0.5       $  0.6
                                                          ------       ------
  Stockholders' Equity:
   Preferred stock (at liquidation value).............      42.1         49.0
   Common Stock.......................................       0.3          0.3
   Capital in excess of par value ....................     294.0        294.0
   Retained earnings..................................      28.7         13.2
                                                          ------       ------
    Total Stockholders' Equity........................     365.1        356.5
                                                          ------       ------
    Total Liabilities and Stockholders' Equity........    $365.6       $357.1
                                                          ======       ======


         See accompanying notes to the condensed financial statements.

                                                                      SCHEDULE I

                            SDW HOLDINGS CORPORATION

                   CONDENSED FINANCIAL INFORMATION OF PARENT
                            STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                    NINE MONTHS      TWELVE
                                                        ENDED      MONTHS ENDED
                                                    SEPTEMBER 27,   OCTOBER 2,
                                                        1995           1996
                                                   -------------- -------------
Cash provided by operating activities:
  Net income (loss)...............................    $  33.3         $(8.6)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Equity in (earnings) losses of S.D. Warren
     Company......................................      (33.0)          8.7
    Change in working capital.....................       (0.3)         (0.1)
                                                      -------         -----
      Net cash provided by operations.............        0.0           0.0
Cash flow used in investing activities:
  Investment in S.D. Warren Company...............     (331.8)          --
                                                      -------         -----
Cash flow provided by financing activities:
  Net proceeds from the sale of common and pre-
   ferred stock...................................      331.8           --
                                                      -------         -----
Net change in cash and cash equivalents...........        0.0           0.0
                                                      -------         -----
Cash and cash equivalents at beginning and end of
 period...........................................    $   0.0         $ 0.0
                                                      =======         =====


         See accompanying notes to the condensed financial statements.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS:

  These condensed financial statements should be read in conjunction with SDW Holdings Corporation's financial statements and notes thereto.

Basis of Presentation:

  Investment in S.D. Warren Company is accounted for using the equity method of accounting.

                                                                     SCHEDULE II

                            SDW HOLDINGS CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

                                  BALANCE AT            DEDUCTIONS  BALANCE AT
                                  BEGINNING  COSTS AND (PRINCIPALLY   END OF
                                  OF PERIOD  EXPENSES  WRITE-OFFS)    PERIOD
                                  ---------- --------- ------------ ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Twelve months ended October 2,
 1996............................   $ 5.6      $ --       $ 0.3       $ 5.3
Nine months ended September 27,
 1995............................     5.4        0.2        --          5.6
Three months ended December 20,
 1994............................     6.3        --         0.9         5.4
Nine months ended September 24,
 1994............................     5.4        0.9        --          6.3
ALLOWANCE FOR INVENTORY OBSOLES-
 CENCE:
Twelve months ended October 2,
 1996............................   $ 4.1      $ --       $ 2.7       $ 1.4
Nine months ended September 27,
 1995............................     --         4.1        --          4.1
Three months ended December 20,
 1994............................     2.1        0.5        --          2.6
Nine months ended September 24,
 1994............................     2.3        0.6        0.8         2.1
RESERVE FOR RESTRUCTURING:
Twelve months ended October 2,
 1996............................   $ --       $ --       $ --        $ --
Nine months ended September 27,
 1995............................     --         --         --          --
Three months ended December 20,
 1994............................    12.7        --        12.7         --
Nine months ended September 24,
 1994............................    91.7        --        79.0        12.7

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Intentionally Omitted. *

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Intentionally Omitted. *

ITEM 11. EXECUTIVE COMPENSATION

  Intentionally Omitted. *

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Intentionally Omitted. *

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Intentionally Omitted. *

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  Intentionally Omitted. *

--------
* This report is being voluntarily filed with the Commission pursuant to the registrant's contractual obligations to file with the Commission all financial information that would be required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934. The registrant is not required to file reports pursuant to Section 13 and 15(d) of the Securities Exchange Act of 1934.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          SDW Holdings Corporation

                                                   /s/ William E. Hewitt
                                          By: _________________________________
                                                     William E. Hewitt
                                               Vice President, Treasurer and
                                            Director (Principal Accounting and
                                                     Finance Officer)

Date: December 27, 1996