Form 10-Q
period 1997-01-01
SDW HOLDINGS CORP
filed 1997-02-18
CIK 946747

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        FORM 10-Q FINANCIAL INFORMATION*
                        --------------------------------

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 1, 1997
                                               ----------------

                                       OR

         (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    --------------


                     Commission file number: 033-88496-01*
                                             -------------

                            SDW HOLDINGS CORPORATION
                            ------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     13-3795926
-------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

2700 Westchester Avenue, Purchase, NY                    10577-2554
-------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

                                 (914) 696-0021
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     No     Not Applicable X*
                                        ---    ---               ---


===============================================================================
*This report is being voluntarily filed with the Securities and Exchange Commission (the "Commission") pursuant to the registrant's contractual obligations to file with the Commission all financial information that would be required to be filed on a Form 10-Q. The registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                    SDW HOLDINGS CORPORATION AND SUBSIDIARY
                           FORM 10-Q, JANUARY 1, 1997

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q for SDW Holdings Corporation (the "Company") contains forward-looking information which, at the time made, reflects on the future and is based upon management's interpretations of what it believes are significant factors affecting the Company's business, and there can be no assurance that Management's interpretations and the assumptions on which they are based will prove to be correct. The Company believes that various factors could affect the Company's actual results and could cause the Company's actual results, for 1997 and beyond, to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Such factors include, but are not limited to: global economic and market conditions, production and capacity in the United States and Europe; production and pricing levels of pulp and paper; any major disruption in production at key facilities; alterations in trade conditions in and between the United States and other countries where the Company does business; and changes in environmental, tax and other laws and regulations. See also "Market Overview" under Item 2, Management's Discussion and Analysis of Results of Operations and Financial Condition.

                    SDW HOLDINGS CORPORATION AND SUBSIDIARY
                           FORM 10-Q, JANUARY 1, 1997

                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                    PAGE NO.
                                                                 --------

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations for the
 three months ended January 3, 1996 and January 1, 1997               4

Condensed Consolidated Balance Sheets at October 2, 1996
 and January 1, 1997                                                  5

Condensed Consolidated Statements of Cash Flows for the
 three months ended January 3, 1996 and January 1, 1997               6

Notes to Unaudited Condensed Consolidated Financial
 Statements                                                           7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
        OF OPERATIONS AND FINANCIAL CONDITION                        13


PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                            20

ITEM 2. CHANGES IN SECURITIES                                        20

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                              20

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          20

ITEM 5. OTHER INFORMATION                                            20

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                             20

SIGNATURE                                                            21

                    SDW HOLDINGS CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                        THREE MONTHS ENDED  THREE MONTHS ENDED
                                         JANUARY 3, 1996     JANUARY 1, 1997
                                            (RESTATED)
                                        ------------------  ------------------
Sales                                        $361.3            $314.5
Cost of goods sold                            287.8             267.2
                                             ------            ------
Gross profit                                   73.5              47.3
Selling, general and administrative
 expense                                       32.1              33.1
Restructuring                                     -              10.0
                                             ------            ------
Income from operations                         41.4               4.2
Other income, net                               2.4               1.2
Interest expense                               30.5              25.2
                                             ------            ------
Income (loss) before income taxes,
 dividends and accretion on Warren
 Series B preferred stock                      13.3             (19.8)
Income tax expense (benefit)                    5.4              (8.0)
Dividends and accretion on Warren
 Series B preferred stock                       3.4               3.6
                                             ------            ------
Net income (loss)                               4.5             (15.4)
Dividends on preferred stock                    1.7               1.9
                                             ------            ------
Net income (loss) applicable to
 common stockholders                         $  2.8            $(17.3)
                                             ======            ======
Earnings (loss) per common share:
  Net income (loss)                          $ 0.13            $(0.50)
                                             ======            ======
  Net income (loss) applicable to
   common stockholders                       $ 0.08            $(0.56)
                                             ======            ======
Weighted average number of shares
 outstanding                                   35.9              30.7
                                             ======            ======


     See accompanying notes to unaudited condensed, consolidated financial statements.

                    SDW HOLDINGS CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (IN MILLIONS, UNAUDITED)

                                             OCTOBER 2,        JANUARY 1,
                                               1996              1997
                                           -------------     --------------
                             ASSETS
Current assets:
   Cash and cash equivalents                 $   49.0         $   67.4
   Trade accounts receivable, net                49.1             27.8
   Other receivables                             34.2             49.6
   Inventories                                  195.7            191.7
   Deferred income taxes                         18.0             23.5
   Other current assets                           9.4             19.4
                                             --------         --------
      Total current assets                      355.4            379.4
Plant assets, net                             1,114.7          1,102.4
Timber resources, net                            95.3             95.4
Goodwill, net                                    94.1             93.1
Deferred financing fees, net                     44.8             42.8
Other assets, net                                21.1             20.4
                                             --------         --------
        Total assets                         $1,725.4         $1,733.5
                                             ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of
    long-term debt                           $   46.4         $   77.4
   Accounts payable                             101.6            130.0
   Accrued and other current
    liabilities                                  97.6            103.6
                                             --------         --------
      Total current liabilities                 245.6            311.0
                                             --------         --------
   Long-term debt:
   Term loans                                   411.4            362.7
   Senior subordinated notes                    375.0            375.0
   Other                                        116.1            115.9
                                             --------         --------
                                                902.5            853.6
                                             --------         --------
   Deferred income taxes                         34.6             40.1
                                             --------         --------
   Other liabilities                             98.2             96.2
                                             --------         --------
      Total liabilities                        1280.9          1,300.9
                                             --------         --------
   Commitments and contingencies
    (Notes 7 and 8)
   Warren Series B redeemable
    exchangeable preferred stock
    (liquidation value, $96.2
    and $99.6, respectively)                     88.0             91.5
                                             --------         --------
   Stockholders' equity:
   Preferred stock, at
    liquidation value                            49.0             50.9
   Common stock                                   0.3              0.3
   Capital in excess of par value               294.0            294.0
   Retained earnings                             13.2             (4.1)
                                             --------         --------
      Total stockholders' equity                356.5            341.1
                                             --------         --------
      Total liabilities and
       stockholders' equity                  $1,725.4         $1,733.5
                                             ========         ========

     See accompanying notes to unaudited condensed, consolidated financial statements.

                    SDW HOLDINGS CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN MILLIONS, UNAUDITED)

                                            THREE MONTHS      THREE MONTHS
                                               ENDED             ENDED
                                          JANUARY 3, 1996   JANUARY 1, 1997
                                             (RESTATED)
                                          ---------------   ---------------
Cash Flows from Operating Activities:
  Net income (loss)                            $  4.5            $(15.4)
  Adjustments to reconcile
   net income to net cash
   provided by operating activities:
    Depreciation, cost of timber
      harvested and amortization                 28.7              29.5
    Loss on force
     majeure events                                 -               4.8
    Dividends and accretion
     on Warren preferred stock                    3.4               3.6
    Deferred income taxes                           -              (5.5)
    Other                                         5.4              (0.1)
  Changes in assets and liabilities:
    Trade and other accounts
     receivable, net                             28.0              27.7
    Inventories                                 (16.1)              4.0
    Accounts payable, accrued
     and other current liabilities              (42.9)             12.4
    Other assets and liabilities                  3.1              (9.4)
                                               ------            ------
     Net cash provided by operating
      activities                                 14.1              51.6
                                               ------            ------

Cash Flows from Investing Activities:
  Proceeds from disposals of
   plant assets                                     -               0.1
  Investment in plant assets
   and timber resources                         (10.1)            (10.8)
  Refurbishment of plant
   assets                                           -             (22.7)
  Insurance proceeds on force
   majeure events                                   -              18.1
                                               ------            ------
     Net cash used in investing
      activities                                (10.1)            (15.3)
                                               ------            ------
Cash Flows from Financing Activities:
  Proceeds from debt                              9.3                 -
  Repayments of debt                            (74.9)            (17.9)
                                               ------            ------
     Net cash used in financing
      activities                                (65.6)            (17.9)
                                               ------            ------
Net change in cash and cash equivalents         (61.6)             18.4
Cash and cash equivalents, beginning of
 period                                          62.2              49.0
                                               ------            ------
Cash and cash equivalents, end of period       $  0.6            $ 67.4
                                               ======            ======
Supplemental Cash Flow Information:
  Cash paid during the period for:
   Interest                                    $ 44.8            $ 32.4
                                               ======            ======
   Income Taxes                                $  3.6                 -
                                               ======            ======

     See accompanying notes to unaudited condensed, consolidated financial statements.

                    SDW HOLDINGS CORPORATION AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed, consolidated financial statements include the accounts of SDW Holdings Corporation ("Holdings"), a wholly-owned subsidiary of Sappi Ltd ("Sappi"), and a holding company which owns all of the outstanding common stock of S. D. Warren Company ("Warren"). Holdings has no material assets other than its investment in Warren and all the operations of Holdings (other than the management of its investment in Warren and the provision of certain corporate services to Warren) are currently conducted through Warren. Holdings and Warren are collectively referred to herein as the "Company." Intercompany balances and transactions have been eliminated in the preparation of the accompanying unaudited condensed, consolidated financial statements.

The Company reviewed its accounting policy with respect to accounting for certain costs relating to compliance with safety and other governmental laws and regulations. These costs were previously accounted for on an accrual basis and the Company changed to an "as incurred" basis. Accordingly, the financial statements for the three months ended January 3, 1996 have been restated to reflect the effect of this change in accounting for these costs. The effects of the restatement were not material to the three month period ended January 3, 1996.

In addition to the aforementioned restatement, certain prior period items have been reclassified to conform to the current presentation followed by the Company.

Business

The Company manufactures printing, publishing and specialty papers and has pulp and timberland operations vertically integrated with certain of its manufacturing facilities which represent the Company's single line of business. The Company currently operates four paper mills, a sheeting and several distribution facilities and owns approximately 911,000 acres of timberlands in the State of Maine.

Unaudited Interim Condensed, Consolidated Financial Statements

In the opinion of management, the accompanying unaudited condensed, consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company's financial position and results of operations. The accompanying unaudited condensed, consolidated financial statements should be read in conjunction with the audited financial statements included in Holdings' Annual Report on Form 10-K for the fiscal year ended October 2, 1996. The unaudited condensed, consolidated results of operations for the three months ended January 1, 1997 are not necessarily indicative of results that could be expected for a full year.

NOTE 2. RELATED PARTY TRANSACTIONS

During the three months ended January 1, 1997, the Company sold products to certain subsidiaries of Sappi ("Affiliates"), at market prices, primarily in U.S. Dollars. These Affiliates then sold the Company's products to external customers. Proceeds from sales to affiliates are remitted to the Company net of sales commissions. The Company sold approximately $42.4 million to affiliates and incurred fees of approximately $2.4 million relating to these sales for the
three months ended January 1, 1997.   Trade accounts receivable from affiliates
at January 1, 1997 were approximately $30.9 million compared to $13.1

                    SDW HOLDINGS CORPORATION AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

million at January 3, 1996. The Company has formalized certain of these agreements and is in the process of formalizing the remainder.

The Company also conducts business through Affiliates in currencies other than the U.S. Dollar, primarily the Japanese Yen. The Company manages the potential exposure associated with transacting in currencies other than the U.S. dollar through the use of foreign currency forward contracts. These contracts are used to offset the effects of exchange rate fluctuations on a portion of the underlying Yen-denominated exposure. This exposure primarily represents firm trade accounts receivable from Affiliates. Total trade accounts receivable from affiliates denominated in Yen, as well as any related realized and unrealized gains and losses on these receivables and related hedge instruments at January 3, 1996 and January 1, 1997, were immaterial.

During fiscal year 1996, the Company began purchasing products from certain affiliates in U.S. Dollars primarily for sale to external customers. The Company receives commissions from the affiliates on such sales. These transactions to date have not been material.

NOTE 3. INVENTORIES (IN MILLIONS)

                                         OCTOBER 2, 1996    JANUARY 1, 1997
                                         ---------------    ---------------
Finished products                             $ 92.8           $ 93.4
Work in process                                 34.5             32.4
Pulp, logs and pulpwood                         25.8             24.9
Maintenance parts and other supplies            42.6             41.0
                                              ------           ------
                                              $195.7           $191.7
                                              ======           ======

NOTE 4. LONG-TERM DEBT

The current maturities of long-term debt balance of $77.4 million at January 1, 1997 primarily represents the amounts payable in June 1997 and December 1997 under Warren's term loan facilities, and also includes an optional prepayment of the Company's term loans of $24.0 million made by the Company in early January 1997.

On February 7, 1997 the Company amended certain provisions of its credit agreement with a syndicate of banks agented by The Chase Manhattan Bank providing for term, revolving and letter of credit facilities (the "Credit Agreement"), including the interest coverage covenant, the optional prepayment terms and, in order to permit the granting of senior liens in connection with the refinancing of certain industrial revenue bonds of the Company, the covenant restricting certain liens.

NOTE 5. RESTRUCTURING

In October 1996, the Company commenced a restructuring plan which resulted in a pretax charge of $10.0 million taken during the quarter ended January 1, 1997 to cover the costs related to the reduction of up to approximately 200 salaried positions, or approximately 14% of the Company's salaried workforce.

NOTE 6. FORCE MAJEURE EVENTS

On October 17, 1996 a fire occurred at an outside warehouse location in Muskegon, Michigan, which resulted in the loss of approximately 8,000 tons of inventory valued in excess of $6.0 million. While the Company cannot reasonably estimate at this time the total loss experienced, or the amount to be recovered under its insurance policies, it does not expect that losses will exceed its insurance coverage limits.

Due to exceptionally heavy rains, the Presumpscot River flooded the Westbrook mill on October 21, 1996. The flooding resulted in the temporary closure of the mill. Damage to mill equipment has since been repaired and normal operating
mill conditions have been  restored.    While the Company cannot reasonably
estimate at this time the total loss experienced, or the exact amount to be recovered under its insurance policies, early indications suggest that such amounts may be significant. However, total losses are not

                    SDW HOLDINGS CORPORATION AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

expected to exceed the Company's insurance coverage limits, which include both business interruption and property loss coverage. The Company will be submitting a business interruption insurance claim for these losses during the second fiscal quarter. No business interruption insurance recovery has been incorporated in the results for the quarter ended January 1, 1997.

The Company has accrued an estimate of $44.7 million of costs to refurbish plant assets at the Westbrook facility, of which $22.7 million has been paid in cash with the remainder included in accounts payable in the condensed consolidated balance sheet at January 1, 1997. The Company has accrued $39.9 million of insurance claim for the refurbishment costs of which $18.1 million has been received to date with the remainder included in other receivables in the condensed consolidated balance sheet at January 1, 1997. The $4.8 million for which no insurance claim was accrued primarily represents nonrecoverable insurance amounts and is disclosed in the condensed consolidated statement of cash flows for the three months ended January 1, 1997 as an adjustment to reconcile net income to net cash provided by operating activities.


NOTE 7. ENVIRONMENTAL AND SAFETY MATTERS

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

In November 1993, the EPA announced proposed regulations that would impose new air and water quality standards aimed at further reductions of pollutants from pulp and paper mills, particularly those conducting bleaching operations (generally referred to as the "cluster rules"). Although the EPA has not made any commitments, final promulgation of the cluster rules is expected to occur early in 1997 and compliance with the rules may be required beginning in 1998. The Company believes that compliance with the cluster rules, if adopted as currently proposed, may require aggregate capital expenditures of

                    SDW HOLDINGS CORPORATION AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

approximately $76.0 million through 1999. The ultimate financial impact to the Company of compliance with the cluster rules will depend upon the nature of the final regulations, the timing of required implementation and the cost and availability of new technology. The Company also anticipates that it will incur an estimated $10.0 million to $20.0 million of capital expenditures through 1999 related to environmental compliance other than as a result of the cluster rules.

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

The Company currently has a five year demolition project in progress at its Westbrook Facility for health and safety reasons which is expected to be completed in the year 2001. Total costs of the project are estimated to be approximately $9.0 million, of which approximately $5.7 million had been spent as of January 1, 1997. The Company recognizes these costs as they are incurred.

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

NOTE 8. COMMITMENTS AND CONTINGENCIES

                    SDW HOLDINGS CORPORATION AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Mobile, Alabama paper mill was historically operated by Scott as part of an integrated facility (including a tissue mill, a pulp mill and energy facility). In connection with the Acquisition, Warren entered into long-term (25 years initially, subject to mill closures and certain force majeure events) supply agreements with Scott for the supply of pulp and water and the treatment of effluent at the Mobile Mill. Wood pulp will be supplied generally at market prices. Pulp prices will be discounted due to the elimination of freight costs associated with delivering pulp to Warren's Mobile paper mill and pulp quantities will be subject to minimum (170,000 to 182,400 tons per year) and maximum (220,000 to 233,400 tons per year) limits. Prices for other services to be provided by Scott will generally be based upon cost. Prior to the Acquisition, Scott sold its energy facility at Mobile to Mobile Energy Services Corporation ("MESC"). In connection with the sale of the energy facility, MESC entered into a long-term agreement with Warren to provide electric power and steam to the paper mill at rates generally comparable to market tariffs, including fuel cost and capital recovery components. Scott, MESC and Warren have also entered into a long-term shared facilities and services agreement (the "Shared Facilities Agreement") with respect to medical and security services, common roads and parking areas, office space and similar items and a comprehensive master operating agreement providing for the coordination of services and integration of operations among the energy facility, the paper mill, the pulp mill and the tissue mill. Annual fees under the Shared Facilities Agreement are expected to be approximately $1.5 million per year through the 25 year term of the agreement. Warren has the option to cancel certain non-essential services covered by the Shared Services Agreement at any time prior to the end of the 25 year term.

A substantial portion of the Company's electricity requirements are satisfied through cogeneration agreements ("Power Purchase Agreements" or "Agreements") whereby the Somerset and Westbrook mills each cogenerate electricity and sell the output to Central Maine Power Company ("CMP"). The Westbrook and Somerset Agreements require CMP to purchase such energy produced by these cogeneration facilities at above market rates which has reduced the Company's historical cost of electrical energy. The Westbrook Agreement expires October 31, 1997 and the Somerset Agreement expires in the year 2012. The favorable pricing element of the Somerset Agreement will end on November 30, 1997. The agreements also require the mills to purchase electricity from CMP at the standard industrial tariff rate. To reflect the fair market value of the acquired Power Purchase Agreements in accordance with APB No. 16, as of the Acquisition date, the Company established a deferred asset of approximately $32.3 million. This deferred asset is recorded with other contracts valued at the Acquisition date as a net long-term liability. This deferred asset is being amortized over the remaining life of the favorable Power Purchase Agreements. For the three months ended January 1, 1997 amortization expense related to this asset approximated $3.0 million.

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

                    SDW HOLDINGS CORPORATION AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

expected to be material, because such measure generally reflects sustainable forestry initiatives already voluntarily adopted by the Company.

NOTE 9. SUBSEQUENT EVENT

On February 6, 1997, the Company reached settlement on a new six-year labor agreement with its three Somerset, Maine mill unions, concluding sixteen months of negotiations. The ratified contract, which is effective immediately, reflects more flexible work rule provisions and a 3% annual wage increase for the term of the agreement. The Company has experienced improved productivity at the Somerset facility since mid-December 1996, when the terms of the new work rules were first implemented prior to ratification.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion is a summary of the key factors management considers necessary in reviewing the Company's results of operations, liquidity and capital resources. Forward-looking statements contained in the following discussion are expectations only and there can be no assurance that actual results will not materially differ from these expectations. This discussion should be read in conjunction with the financial statements and related notes of the Company included in this Form 10-Q, as well as the Consolidated Financial Statements and related notes included in the Holdings Annual Report on Form 10-K for the fiscal year ended October 2, 1996. See "Note Regarding Forward - Looking Statements" on page 2 of this report.

MARKET OVERVIEW

The market for coated paper has historically experienced price fluctuations which are driven by North American supply/demand imbalances, inventory shifts and, to a lesser degree, the availability and relative pricing of imported products. Coated free paper shipments in the segments in which the Company competes showed very little change over the prior quarter, but were up between 15% and 20% over the first fiscal quarter of the prior year.

The uncoated market, in which the Company has a relatively small market share, showed some improvement on the previous year and very little change from the previous quarter. The specialty businesses experienced stable market volume and pricing.

The industry's coated freesheet mill inventories, having peaked in May 1996 at approximately 600,000 tons, had declined to a level of approximately 460,000 tons during the quarter ended December 31, 1996. The improvement in industry shipments and reduction in inventories has caused coated pricing on average to stabilize at approximately 15% below the previous year levels. The Company's sales volume, incorporating all products of the Company, for the quarter ended January 1, 1997 totaled approximately 304,000 tons compared with a figure marginally lower for the corresponding period in the prior year, although lower than the seasonally high demand of the final 1996 fiscal quarter.

Any prolonged or severe weakness in the market for any of the Company's products in the future may adversely affect the Company's financial position, results of operations and cash flows. Management anticipates an improvement in business conditions for the Company's products as the Company exits the seasonally weaker periods of its fiscal year. However, new coated paper capacity scheduled for the end of calendar year 1997 in Europe, as well as certain machine conversions during 1997 to coated freesheet manufacture in the United States, will impact market supply/demand balance and may constrain upward movement of coated prices.

RESULTS OF OPERATIONS

Sales

Sales for the three months ended January 1, 1997 were $314.5 million compared to $361.3 million for the three months ended January 3, 1996, a decrease of $46.8 million or 13.0%. The decrease was primarily due to a 14% decrease in average net revenue per ton partially offset by a 1.1% increase in shipment volume during such period.

Cost of Goods Sold

Cost of goods sold for the three months ended January 1, 1997 decreased $20.6 million, or 7.2%, to $267.2 million compared to $287.8 million for the three months ended January 3, 1996. Cost of goods sold for the three months ended January 1, 1997 included $4.8 million of non-recurring costs representing the nonrecoverable insurance claims (see "Other Items - Force Majeure Events"). Including these costs, cost of goods sold on a per ton basis decreased to $914 per ton from $995 per ton for the corresponding prior year quarter. The decrease was primarily due to lower fiber input costs and, to a lesser extent, cost cutting efforts which resulted in lower personnel and maintenance costs, and the mix of products sold.

Selling, General and Administrative Expense

Selling, general and administrative expense was virtually flat for the quarter ended January 1, 1997 as compared to the corresponding period in the prior year.

Restructuring

In October 1996, the Company commenced a restructuring plan which resulted in a pretax charge of $10.0 million taken during the quarter ended January 1, 1997 to cover the costs related to the reduction of approximately 200 salaried positions, or approximately 14% of the Company's salaried workforce.

Income from Operations

The flood described in "Other Items - Force Majeure Events" represented a significant disruption to the Westbrook, Maine mill's production, as well as to its shipments and utility sales during the quarter ended January 1, 1997. The Company will be submitting a business interruption insurance claim for these losses during the second fiscal quarter. No business interruption insurance recovery has been incorporated in the results for the quarter ended January 1, 1997.

Interest Expense, Taxes, and Dividends and Accretion on Warren Series B Preferred Stock

Interest expense for the three months ended January 1, 1997 was $25.2 million compared to $30.5 million for the three months ended January 3, 1996. The $5.3 million reduction in interest expense for the comparable period was primarily due to lower levels of outstanding debt and a reduction in applicable margins on the Company's term loans. Interest expense includes the amortization of deferred financing fees.

Income tax expense was a benefit of $8.0 million for the three months ended January 1, 1997 compared to an expense of $5.4 million for the corresponding period in the prior year, primarily reflecting the change in the Company's earnings level.

Dividends and accretion on Warren Series B preferred stock of $3.6 million are accounted for as the equivalent of a minority interest for financial statement purposes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash provided by operating activities was $51.6 million for the three months ended January 1, 1997 as compared to $14.1 million for the three months ended January 3, 1996. The increase is due mainly to a $75.1 million favorable swing in working capital requirements for the comparable periods as inventories declined and accounts payable increased relative to the first fiscal quarter of the prior year, partially offset by the net loss for the first fiscal quarter of 1997 compared to net income for the corresponding period in the prior year.

The increase in accounts payable at January 1, 1997 compared to October 2, 1996 was primarily attributable to increased purchasing activity as a result of the Westbrook flood with the increase in other receivables being primarily attributable to the accrual of the property damage insurance recovery.

The Company's operating working capital decreased to $35.5 million at January 1, 1997 compared to $79.8 million at October 2, 1996. Operating working capital is defined as trade accounts receivable, other receivables and inventories less accounts payable and accrued and other current liabilities. This decrease primarily resulted from a decrease in trade accounts receivables together with the increase in accrued and other current liabilities mentioned above.

Capital expenditures for the three months ended January 1, 1997 at $10.8 million were flat, excluding the effect of force majeure events when compared to $10.1 million for the three months ended January 3, 1996. Capital expenditures are estimated to approximate $80.0 million during fiscal year 1997. In addition, due to a wide variety of environmental laws and regulations, including compliance with the cluster rules, the Company anticipates that aggregate capital expenditures related to environmental compliance will approximate $90.0 million through fiscal year 1999, assuming the cluster rules are adopted. The Company believes that cash generated by operations and amounts available under its revolving credit facility will be sufficient to meet its ongoing operating and capital expenditure requirements.

Net cash used in financing activities was lower during the three months ended January 1, 1997 compared to the corresponding quarter of the previous year reflecting differences in optional and excess cashflow prepayments made with respect to the Company's term loan facilities. The Company did, however, make an optional prepayment of its term loans totaling $24.0 million in early January 1997.

Debt and Preferred Stock

At January 1, 1997, the Company's long-term debt was $853.6 million compared to $902.5 million at October 2, 1996, a decrease of $48.9 million. The current maturities of long-term debt balance of $77.4 million at January 1, 1997 primarily represents the amounts payable in June 1997 and December 1997 under the Company's term loan facilities, and also includes the aforementioned optional prepayment of $24.0 million.

Warren has a $250.0 million revolving credit facility to finance working capital needs. At January 1, 1997, Warren did not have any borrowings outstanding under this facility, resulting in an unused borrowing capacity of approximately $249.0 million, after giving effect to outstanding letters of credit, which may be used to finance working capital needs. Warren is required to pay a commitment fee, which is based on the achievement of a certain financial ratio, of between 0.375% and 0.5% per annum on the average daily unused commitment available under the revolving credit facility.

In addition, Warren had approximately $170.5 million of letters of credit outstanding under its letter of credit facility at each of January 1, 1997 and October 2, 1996. Warren pays a commission, which is based on the achievement of a certain financial ratio, of between 1.00% and 2.50% on outstanding letters of credit and an issuance fee of between 0.125% and 0.25% per annum on letters of credit issued.

On February 7, 1997 the Company amended certain provisions of the Credit Agreement, as defined in the Notes to Unaudited Condensed Consolidated Financial Statements, including the interest coverage covenant, the optional prepayment terms and, in order to permit the granting of senior liens in connection with the refinancing of certain industrial revenue bonds of the Company, the covenant restricting certain liens.

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

In November 1993, the EPA announced proposed regulations that would impose new air and water quality standards aimed at further reductions of pollutants from pulp and paper mills, particularly those conducting bleaching operations (generally referred to as the "cluster rules"). Although the EPA has not made any commitments, final promulgation of the cluster rules is expected to occur early in 1997 and compliance with the rules may be required beginning in 1998. The Company believes that compliance with the cluster rules, if adopted as currently proposed, may require aggregate capital expenditures of approximately $76.0 million through 1999. The ultimate financial impact to the Company of compliance with the cluster rules will depend upon the nature of the final regulations, the timing of required implementation and the cost and availability of new technology. The Company also anticipates that it will incur an estimated $10.0 million to $20.0 million of capital expenditures through 1999 related to environmental compliance other than as a result of the cluster rules.

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

The Company currently has a five year demolition project in progress at its Westbrook Facility for health and safety reasons which is expected to be completed in the year 2001. Total costs of the project are estimated to be approximately $9.0 million, of which approximately $5.7 million had been spent as of January 1, 1997. The Company recognizes these costs as they are incurred.

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

Labor Relations

On February 6, 1997, the Company reached settlement on a new six-year labor agreement with its three Somerset, Maine mill unions, concluding sixteen months of negotiations. The ratified contract, which is effective immediately, reflects more flexible work rule provisions and a 3% annual wage increase for the term of the agreement. The Company has experienced improved productivity at the Somerset facility since mid-December, when the terms of the new work rules were first implemented prior to ratification.

Force Majeure Events

On October 17, 1996 a fire occurred at an outside warehouse location in Muskegon, Michigan, which resulted in the loss of approximately 8,000 tons of inventory valued in excess of $6.0 million. While the Company cannot reasonably estimate at this time the total loss experienced, or the amount to be recovered under its insurance policies, it does not expect that losses will exceed its insurance coverage limits.

Due to exceptionally heavy rains, the Presumpscot River flooded the Westbrook mill on October 21, 1996. The flooding resulted in the temporary closure of the mill. Damage to mill equipment has since been repaired and normal operating mill conditions have been restored. While the Company cannot reasonably estimate at this time the total loss experienced, or the exact amount to be recovered under its insurance policies, early indications suggest that such amounts may be significant. However, total losses are not expected to exceed the Company's insurance coverage limits, which include both business interruption and property loss coverage. The Company anticipates significant recoveries from business interruption insurance. However, no amounts have been recorded through January 1, 1997 pending negotiations with the insurance carrier.

Long-Term Contracts

The Mobile, Alabama paper mill was historically operated by Scott as part of an integrated facility (including a tissue mill, a pulp mill and energy facility). In connection with the Acquisition, Warren entered into long-term (25 years initially, subject to mill closures and certain force majeure events) supply agreements with Scott for the supply of pulp and water and the treatment of effluent at the Mobile Mill. Wood pulp will be supplied generally at market prices. Pulp prices will be discounted due to the elimination of freight costs associated with delivering pulp to Warren's Mobile paper mill and pulp quantities will be subject to minimum (170,000 to 182,400 tons per year) and maximum (220,000 to 233,400 tons per year) limits. Prices for other services to be provided by Scott will generally be based upon cost. Prior to the Acquisition, Scott sold its energy facility at Mobile to Mobile Energy Services Corporation ("MESC"). In connection with the sale of the energy facility, MESC entered into a long-term agreement with Warren to provide electric power and steam to the paper mill at rates generally comparable to market tariffs, including fuel cost and capital recovery components. Scott, MESC and Warren have also entered into a long-term shared facilities and services agreement (the "Shared Facilities Agreement") with respect to medical and security services, common roads and parking areas, office space and similar items and a comprehensive master operating agreement providing for the coordination of services and integration of operations among the energy facility, the paper mill, the pulp mill and the tissue mill. Annual fees under the Shared Facilities Agreement are expected to be approximately $1.5 million per year through the 25 year term of the agreement. Warren has the option to cancel certain non-essential services covered by the Shared Services Agreement at any time prior to the end of the 25 year term.

A substantial portion of the Company's electricity requirements are satisfied through cogeneration agreements ("Power Purchase Agreements" or "Agreements") whereby the Somerset and Westbrook mills each cogenerate electricity and sell the output to Central Maine Power Company ("CMP"). The Westbrook and Somerset Agreements require CMP to purchase such energy produced by these cogeneration facilities at above market rates which has reduced the Company's historical cost of electrical energy. The Westbrook Agreement expires October 31, 1997 and the Somerset Agreement expires in the year 2012. The favorable pricing element of the Somerset Agreement will end on November 30, 1997. The agreements also require the mills to purchase electricity from CMP at the standard industrial tariff rate. To reflect the fair market value of the acquired Power Purchase Agreements in accordance with APB No. 16, as of the Acquisition date, the Company established a deferred asset of approximately $32.3 million. This deferred asset is recorded with other contracts valued at the Acquisition date as a net long-term liability. This deferred asset is being amortized over the remaining life of the favorable Power Purchase Agreements. For the three months ended January 1, 1997 amortization expense related to this asset approximated $3 million.

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

Regulatory Matters

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

Control by Sappi

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

Under the terms of the agreement, Sappi has agreed to purchase the Sellers' interests at a price of $138.0 million, or $17.25 per share of common stock within 180 days of the date of execution of the agreement. Following the Minority Acquisition, Sappi will own in excess of 97% of the common equity of Holdings on a fully diluted basis. Sappi has agreed to use reasonable efforts to acquire the remaining common equity interests in Holdings within 120 days of the closing of the Minority Acquisition.

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

On February 7, 1997 the Company amended certain provisions of the Credit Agreement, as defined in the Notes to Unaudited Condensed Consolidated Financial Statements, including the interest coverage covenant, the optional prepayment terms and, in order to permit the granting of senior liens in connection with the refinancing of certain industrial revenue bonds of the Company, the covenant restricting certain liens.

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

          Intentionally omitted. *

ITEM 5.   OTHER INFORMATION

          Intentionally omitted. *

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Intentionally omitted. *


===============================================================================
* This report is being voluntarily filed with the Commission pursuant to the registrant's contractual obligations to file with the Commission all financial information that would be required to be filed on a Form 10-Q. The registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SDW Holdings Corporation

Date:  February 18, 1997            By:  /s/ WILLIAM E. HEWITT
------------------------            ------------------------------------------
                                    William E. Hewitt
                                    Vice President, Treasurer and Director
                                    (Principal Financial and Accounting Officer)