Form 10-Q
period 1997-07-02
SDW HOLDINGS CORP
filed 1997-08-13
CIK 946747

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                   ---------

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 2, 1997
                                                -------------

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                   to
                                    -----------------    ------------------

                      Commission file number: 033-88496-01
                                              ------------

                            SDW HOLDINGS CORPORATION
                            ------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                              13-3795926
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                                Identification No.


2700 Westchester Avenue, Purchase, NY                                 10577-2554
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (914) 696-0021
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X  No     Not Applicable
                                        ---   ---                ---

                    SDW HOLDINGS CORPORATION AND SUBSIDIARY
                            FORM 10-Q, JULY 2, 1997

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company wishes to caution readers that this Report on Form 10-Q for SDW Holdings Corporation (the "Company") contains certain "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. The words "believe," "anticipate," "intend," "estimate," "plan," "assume" and other similar expressions which are predictions of or indicate future events and future trends which do not relate to historical matters identify forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which are in some cases beyond the control of the Company and may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Certain factors that may cause such differences include but are not limited to the following: global economic and market conditions; production and capacity in the United States and Europe; production and pricing levels of pulp and paper; any major disruption in production at the Company's key facilities; alterations in trade conditions in and between the United States and other countries where the Company does business; and changes in environmental, tax and other laws and regulations. These and other factors that might cause differences between actual and anticipated results, performance, and achievements are discussed in greater detail in this Report on Form 10-Q. See also "Market Overview" under
Item 2, Management's Discussion and Analysis of Results of Operations and Financial Condition.

                    SDW HOLDINGS CORPORATION AND SUBSIDIARY
                            FORM 10-Q, JULY 2, 1997

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------
ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations for the
 three months ended July 3, 1996 and July 2, 1997                           4

Condensed Consolidated Statements of Operations for the
 nine months ended July 3, 1996 and July 2, 1997                            5

Condensed Consolidated Balance Sheets at October 2, 1996
 and July 2, 1997                                                           6

Condensed Consolidated Statements of Cash Flows for the
 nine months ended July 3, 1996 and July 2, 1997                            7

Notes to Unaudited Condensed Consolidated Financial
 Statements                                                                 8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION                                         15

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                 25

ITEM 2.  CHANGES IN SECURITIES                                             25

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   25

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               25

ITEM 5.  OTHER INFORMATION                                                 25

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  25

SIGNATURE                                                                  27

                    SDW HOLDINGS CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS        THREE MONTHS
                                                              ENDED JULY 3,       ENDED JULY 2,
                                                                 1996                 1997
                                                              (RESTATED)
                                                              ----------          ------------
Sales                                                             $346.2                $349.1
Cost of goods sold                                                 297.4                 283.1
                                                              ----------          ------------
Gross profit                                                        48.8                  66.0
Selling, general and administrative  expense                        33.8                  34.3
                                                              ----------          ------------
Income from operations                                              15.0                  31.7
Other income (expense), net                                         (2.0)                  1.4
Interest expense                                                    25.2                  26.0
                                                              ----------          ------------
Income (loss) before income taxes, dividends and
  extraordinary item                                               (12.2)                  7.1
Income tax expense (benefit)                                        (5.0)                  2.9
Dividends and accretion on Warren Series B
  preferred stock                                                    3.4                   3.8
                                                              ----------          ------------
Income (loss) before extraordinary item                            (10.6)                  0.4
Extraordinary item, net of tax                                      (2.0)                  --
                                                              ----------          ------------
Net income (loss)                                                  (12.6)                  0.4
Dividends on preferred stock                                         1.7                   2.1
                                                              ----------          ------------
Net loss applicable to common stockholders                        $(14.3)               $ (1.7)
                                                              ==========          ============
Income (loss) per common share:
  Income (loss) before extraordinary item                         $(0.35)               $ 0.01
                                                              ==========          ============
  Net income (loss)                                               $(0.41)               $ 0.01
                                                              ==========          ============
  Net loss applicable to common stockholders                      $(0.47)               $(0.05)
                                                              ==========          ============
Weighted average number of shares
 outstanding (excluding common stock equivalents)                   30.7                  32.4
                                                              ==========          ============
Weighted average number of shares
 outstanding (including common stock  equivalents)                   --                   35.9
                                                              ==========          ============

     See accompanying notes to unaudited condensed, consolidated financial statements.

                    SDW HOLDINGS CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              NINE MONTHS         NINE MONTHS
                                                              ENDED JULY 3,       ENDED JULY 2,
                                                                 1996                1997
                                                              (RESTATED)
                                                              ----------          ------------
Sales                                                           $1,066.7              $1,009.3
Cost of goods sold                                                 874.8                 819.4
                                                              ----------          ------------
Gross profit                                                       191.9                 189.9
Selling, general and administrative expense                         98.0                 101.1
Restructuring                                                        --                   10.0
                                                              ----------          ------------
Income from operations                                              93.9                  78.8
Other income (expense), net                                         (0.6)                  3.4
Interest expense                                                    84.3                  77.8
                                                              ----------          ------------
Income before income taxes, dividends
 and extraordinary item                                              9.0                   4.4
Income tax expense                                                   3.6                   1.8
Dividends and accretion on Warren
 Series B preferred stock                                           10.0                  11.2
                                                              ----------          ------------
Loss before extraordinary item                                      (4.6)                 (8.6)
Extraordinary item, net of tax                                      (2.0)                  0.9
                                                              ----------          ------------
Net loss                                                            (6.6)                 (7.7)
Dividends on preferred stock                                         5.1                   5.9
                                                              ----------          ------------
Net loss applicable to common  stockholders                     $  (11.7)             $  (13.6)
                                                              ==========          ============
Loss per common share:
  Loss before extraordinary item                                $  (0.15)             $  (0.27)
                                                              ==========          ============
  Net loss                                                      $  (0.21)             $  (0.25)
                                                              ==========          ============
  Net loss applicable to common stockholders                    $  (0.38)             $  (0.43)
                                                              ==========          ============
Weighted average number of shares
 outstanding (excluding common stock equivalents)                   30.7                  31.3
                                                              ==========          ============

     See accompanying notes to unaudited condensed, consolidated financial statements.

                    SDW HOLDINGS CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)

                                          OCTOBER 2,         JULY 2,
                                             1996             1997
                                                           (UNAUDITED)
                                          ----------       ----------
                                ASSETS
Current assets:
   Cash and cash equivalents                $   49.0       $     58.2
   Trade accounts receivable, net               49.1             37.9
   Other receivables                            34.2             36.7
   Inventories                                 195.7            208.0
   Deferred income taxes                        18.0             17.3
   Other current assets                          9.4              9.0
                                          ----------       ----------
   Total current assets                        355.4            367.1
Plant assets, net                            1,114.7          1,082.8
Timber resources, net                           95.3             95.3
Goodwill, net                                   94.1             91.1
Deferred financing fees, net                    44.8             39.2
Other assets, net                               21.1             19.4
                                          ----------       ----------
   Total assets                             $1,725.4         $1,694.9
                                          ==========       ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt     $   46.4         $   59.2
   Accounts payable                            101.6            108.1
   Accrued and other current liabilities        97.6            103.0
                                          ----------       ----------
   Total current liabilities                   245.6            270.3
                                          ----------       ----------
Long-term debt:
   Term loans                                  411.4            344.0
   Senior subordinated notes                   375.0            375.0
   Other                                       116.1            119.5
                                          ----------       ----------
                                               902.5            838.5
                                          ----------       ----------
Deferred income taxes                           34.6             37.0
                                          ----------       ----------
Other liabilities                               98.2            101.1
                                          ----------       ----------
   Total liabilities                         1,280.9          1,246.9
                                          ----------       ----------
Commitments and contingencies
   (Notes 7 and 8)
Warren Series B redeemable exchangeable
 preferred stock (liquidation value,
 $96.2 and $106.9, respectively)                88.0             99.2
                                          ----------       ----------
Stockholders' equity:
   Preferred stock, at liquidation value        49.0             54.9
   Common stock                                  0.3              0.3
   Capital in excess of par value              294.0            294.0
   Retained earnings (deficit)                  13.2             (0.4)
                                          ----------       ----------
   Total stockholders' equity                  356.5            348.8
                                          ----------       ----------
   Total liabilities and stockholders'
    equity                                  $1,725.4         $1,694.9
                                          ==========       ==========

     See accompanying notes to unaudited condensed, consolidated financial statements.

                    SDW HOLDINGS CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN MILLIONS, UNAUDITED)

                                                              NINE MONTHS     NINE MONTHS
                                                                 ENDED            ENDED
                                                             JULY 3, 1996     JULY 2, 1997
                                                              (RESTATED)
                                                             ------------     ------------
Cash Flows from Operating Activities:
 Net loss                                                        $  (6.6)           $ (7.7)
 Adjustments to reconcile net loss to
  net cash provided by operating activities:
   Depreciation, cost of timber harvested and amortization          85.9              88.6
   Loss on force majeure events                                      --                7.5
   Dividends and accretion on Warren preferred stock                10.0              11.2
   Deferred income taxes                                             --                3.1
   Inventory market value adjustments                               10.5               --
   Other                                                             2.0              (4.6)
 Changes in assets and liabilities:
   Trade and other accounts receivable, net                         91.6              18.4
   Inventories                                                      (4.6)            (12.3)
   Accounts payable, accrued and other
    current liabilities                                            (42.6)              9.8
   Other assets and liabilities                                      1.2              (5.4)
                                                             ------------     ------------
     Net cash provided by operating activities                     147.4             108.6
                                                             ------------     ------------
Cash Flows from Investing Activities:
 Proceeds from disposals of plant assets                             2.2               0.1
 Investment in plant assets and timber resources                   (32.2)            (38.8)
 Refurbishment of plant assets                                       --              (42.8)
 Insurance proceeds to refurbish plant assets                        --               27.5
                                                             ------------     ------------
     Net cash used in investing activities                         (30.0)            (54.0)
                                                             ------------     ------------
Cash Flows from Financing Activities:
 Issuance of debt                                                    --               38.1
 Repayments of debt                                               (177.8)            (78.4)
 Defeasance of debt                                                  --               (4.4)
 Debt issue costs                                                    --               (0.7)
                                                             ------------     ------------
      Net cash used in financing activities                       (177.8)            (45.4)
                                                             ------------     ------------
Net change in cash and cash equivalents                            (60.4)              9.2
Cash and cash equivalents, beginning of period                      62.2              49.0
                                                             ------------     ------------
Cash and cash equivalents, end of period                          $   1.8           $ 58.2
                                                             ============     ============
Supplemental Cash Flow Information:
 Cash paid during the period for:
  Interest                                                        $  98.6           $ 80.3
                                                             ============     ============
  Income Taxes                                                    $   4.5           $  1.2
                                                             ============     ============

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

During 1996, the Company reviewed its accounting policy with respect to accounting for certain costs relating to compliance with safety and other governmental laws and regulations. These costs were previously accounted for on an accrual basis, and the Company revised its accounting policy to reflect these costs on an "as incurred" basis. Accordingly, the financial statements for the three months and nine months ended July 3, 1996 have been restated to reflect the effect of this change in accounting for these costs. The effects of the restatement were not material to the financial statements for the three and nine months ended July 3, 1996.

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

Unaudited Interim Condensed, Consolidated Financial Statements

In the opinion of management, the accompanying unaudited condensed, consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company's financial position and results of operations. The accompanying unaudited condensed, consolidated financial statements should be read in conjunction with the audited financial statements included in Holdings' Annual Report on Form 10-K for the fiscal year ended October 2, 1996. The unaudited condensed, consolidated results of operations for the three and nine months ended July 2, 1997 are not necessarily indicative of results that could be expected for a full year.

New Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings per Share", and FAS No. 129, "Disclosure of Information about Capital Structure", both of which will be effective for the Company in fiscal year 1998. FAS No. 128 replaces the presentation of primary earnings per share with basic earnings per share, which excludes dilution, and requires the dual presentation of basic and diluted earnings per share. FAS No. 129 establishes standards for disclosing information about an entity's capital structure and applies to all entities. The implementation of FAS No. 128 and FAS No. 129 will not have a material

                    SDW HOLDINGS CORPORATION AND SUBSIDIARY
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

effect on the Company's earnings per share or financial statements.

In June 1997, the FASB issued FAS No. 130, "Reporting Comprehensive Income", and FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", both of which will be effective for the Company in fiscal year 1999. FAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. FAS No. 131 establishes standards for the way that public business enterprises report selected information about operating segments. FAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The implementation of FAS No. 130 and FAS No. 131 is not expected to have a material effect on the Company's financial statements.

NOTE 2. RELATED PARTY TRANSACTIONS

During the three and nine months ended July 2, 1997, the Company sold products to certain subsidiaries of Sappi ("Affiliates"), at market prices, primarily in U.S. Dollars. These Affiliates then sold the Company's products to external customers. Proceeds from sales to Affiliates are remitted to the Company net of sales commissions. The Company sold approximately $32.1 million and $107.5 million to Affiliates and incurred fees of approximately $2.1 million and $6.4 million relating to these sales for the three and nine months ended July 2, 1997, respectively. Similar sales for the corresponding period in the prior year were $28.9 million and $71.1 million, respectively. Related fees were $1.6 million and $4.3 million, respectively, for the three and nine months ended July 3, 1996. Trade accounts receivable from Affiliates at July 2, 1997 were approximately $25.3 million compared to $24.3 million at July 3, 1996. The Company has formalized substantially all of these agreements and is in the process of formalizing the remainder.

During fiscal year 1996, the Company began purchasing products from certain Affiliates in U.S. Dollars, primarily for sale to external customers. The Company receives commissions from the Affiliates on such sales. These transactions to date have not been material.

NOTE 3.  INVENTORIES (IN MILLIONS)

                                             OCTOBER 2, 1996       JULY 2, 1997
                                             ---------------       ------------
Finished products                                      $92.8             $107.4
Work in process                                         34.5               37.3
Pulp, logs and pulpwood                                 25.8               23.7
Maintenance parts and other supplies                    42.6               39.6
                                             ---------------       ------------
                                                      $195.7             $208.0
                                             ===============       ============

NOTE 4.  LONG-TERM DEBT

The current maturities of long-term debt balance of $59.2 million at July 2, 1997 primarily represents the principal payments due in December 1997 and June 1998 under Warren's term loan facilities.

On February 7, 1997, the Company amended certain provisions of its credit agreement with a syndicate of banks, including the interest coverage covenant, the optional prepayment terms and, in order to permit the granting of senior liens in connection with the refinancing of certain of the Company's industrial revenue bonds, the covenant restricting certain liens.

On March 5, 1997, pursuant to a loan agreement with the town of Skowhegan, Maine, the Company expanded and refinanced certain environmental and solid waste projects at its Somerset, Maine mill by

                    SDW HOLDINGS CORPORATION AND SUBSIDIARY
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

redeeming or refunding revenue bonds aggregating $23.7 million, defeasing revenue bonds aggregating $4.4 million and issuing new bonds aggregating $38.1 million. The new bonds are due from 2000 to 2015 and bear interest at rates ranging from 6.65% to 8.00% per annum. The extraordinary gain resulting from the extinguishment of the original bonds, net of taxes of $0.6 million, was $0.9 million. In connection with this transaction, an outstanding letter of credit was reduced by $19.7 million. The agreement under which the $4.4 million in bonds was defeased required the Company to purchase U.S. Treasury securities to be held by a trustee in an amount that will cover the interest payments required to be paid to the holders of these bonds until the first call date on the bonds, as well as the principal due at that date. In the event that the U.S. Treasury securities, together with income earned on these securities, do not cover interest and principal on the defeased bonds, the Company will be liable for such deficiency.

NOTE 5.  RESTRUCTURING

In October 1996, the Company commenced a restructuring plan which resulted in a pretax charge of $10.0 million taken during the quarter ended January 1, 1997 to cover the costs related to the reduction of approximately 200 salaried positions, or approximately 14% of the Company's salaried work force.

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

Due to exceptionally heavy rains, the Presumpscot River flooded the Westbrook mill on October 21, 1996. The flooding resulted in the temporary closure of the mill. Damage to mill equipment has since been repaired and normal operating mill conditions have been restored. Total losses will not exceed the Company's insurance coverage limits, which include both business interruption and property loss coverage. As of July 2, 1997, the Company had accrued an estimate of $44.7 million for costs to refurbish plant assets at the Westbrook facility, of which $27.5 million has been received as insurance proceeds at July 2, 1997, with the remainder, net of a deductible of $3.5 million, included in other receivables in the condensed consolidated balance sheet at July 2, 1997. In addition, the Company accrued $9.0 million during the quarter ended April 2, 1997, representing a portion of the business interruption claim submitted for the disruption caused by the Westbrook flood, which primarily took place during the quarter ended January 1, 1997. At July 2, 1997, the Company had received $7.5 million as business interruption insurance proceeds.

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

In addition to conventional pollutants, minute quantities of dioxins and other chlorinated organic compounds may be contained in the wastewater effluent of the Company's bleached kraft pulp mills in Somerset and Westbrook, Maine and Muskegon, Michigan. The most recent National Pollutant

                    SDW HOLDINGS CORPORATION AND SUBSIDIARY
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Discharge Elimination System ("NPDES") wastewater permit limits proposed by the EPA would limit dioxin discharges from the Company's Somerset and Westbrook mills to less than the level of detectability. The Company is presently meeting the EPA's proposed dioxin limits but it is not meeting the proposed limits for other parameters (e.g., temperature and color) and is attempting to revise these other wastewater permit limits for its facilities. While the permit limitations at these two facilities are being challenged, the Company continues to operate under existing EPA permits, which have technically expired, in accordance with accepted administrative practice. In addition, the Muskegon mill is involved, as one of various industrial plaintiffs, in litigation with the County of Muskegon (the "County") regarding a 1994 ordinance governing the County's industrial wastewater pretreatment program. The lawsuit challenges, among other things, the treatment capacity availability and local effluent limit provisions of the ordinance. In July 1996, the Court rendered a decision substantially in favor of the Company and other plaintiffs, but the County has appealed the Court's decision. If the Company and the other plaintiffs do not prevail in that appeal or are not successful in ongoing negotiations with the County, the Company may not be able to obtain additional treatment capacity for future expansions and the County could impose stricter permit limits. In June 1997, the EPA sued the County for failure to enforce permit limits associated with its operation of the wastewater facility. The Company is uncertain as to the effect, if any, of this action on its current dispute with the County. The imposition of currently proposed permit limits or the failure of the Muskegon lawsuit could require substantial additional expenditures, including short-term expenditures, and may lead to substantial fines for any noncompliance.

In November 1993, the EPA announced proposed regulations that would impose new air and water quality standards aimed at further reductions of pollutants from pulp and paper mills, particularly those conducting bleaching operations (generally referred to as the "cluster rules"). Final promulgation of the cluster rules is expected to occur in late 1997, with compliance with the rules required beginning in 2000. The Company believes that compliance with the cluster rules, if adopted as currently proposed, may require aggregate capital expenditures of approximately $70.0 million to $90.0 million through 2000. The ultimate financial impact to the Company of compliance with the cluster rules will depend upon the nature of the final regulations, the timing of required implementation and the cost and availability of new technology. The Company also anticipates that it will incur an estimated $10.0 million to $20.0 million of capital expenditures through 1999 related to environmental compliance other than as a result of the cluster rules.

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

The Muskegon mill has had discussions with the Michigan Department of Environmental Quality ("DEQ") regarding a wastewater surge pond adjacent to the Muskegon Lake. The DEQ presently is considering whether the surge pond is in compliance with Michigan Act 451 (Part 31 of the Natural Resources and Environmental Protection Act) regarding potential discharges from that pond.
The matter is now subject to the results of a pending engineering investigation. There is a possibility that, as a result of DEQ requirements, the surge pond may be closed in the future. The Company estimates the cost of closure will be approximately $2.0 million. In addition, if it is necessary to replace the functional capacity of the surge pond with above-grade structures, the Company estimates that up to an additional $8.0 million may be required for such construction costs.

                    SDW HOLDINGS CORPORATION AND SUBSIDIARY
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has been identified as a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), or analogous state law, for cleanup of contamination at seven sites. Based upon the Company's understanding of the total amount of liability at each site, its calculation of its percentage share in each proceeding, and the number of potentially responsible parties at each site, the Company presently believes that its aggregate exposure for these matters is not material. Moreover, as a result of the acquisition of the Company by Sappi from Scott Paper Company ("Scott"), now Kimberly-Clark, Scott agreed to indemnify and defend the Company for and against, among other things, the full amount of any damages or costs resulting from the off-site disposal of hazardous substances occurring prior to the date of closing, including all damages and costs related to these seven sites. Since the date of closing of the acquisition, Scott has been performing under the terms of this environmental indemnity and defense provision and, therefore, the Company has not expended any funds with respect to these seven sites.

The Company currently has a demolition project in progress at its Westbrook facility for health and safety reasons which is expected to be completed in the year 2001. Total costs of the project are estimated to be approximately $9.0 million, of which approximately $5.7 million had been spent as of July 2, 1997. The Company recognizes these costs as they are incurred.

The Company does not believe that it will have any liability under recent emergency legislation enacted by the State of Maine to cover a significant shortfall in the Maine workers' compensation system through assessments of employers and insurers; however, there can be no assurance that the existing legislation will fully address the shortfall or that any additional measures necessary to fund the shortfall will not result in material increases in the Company's workers' compensation premiums.

The Company believes that none of these matters, individually or in the aggregate, is expected to have a material adverse effect on its financial position, results of operations or cash flows.

NOTE 8.   COMMITMENTS AND CONTINGENCIES

The Mobile, Alabama paper mill was historically operated by Scott as part of an integrated facility (including a tissue mill, a pulp mill and energy facility). In connection with the acquisition of the Company from Scott, Warren entered into long-term (25 years initially, subject to mill closures and certain force majeure events) supply agreements with Scott for the supply of pulp and water and the treatment of effluent at the Mobile mill. Wood pulp is supplied generally at market prices. Pulp prices are discounted due to the elimination of freight costs associated with delivering pulp to Warren's Mobile paper mill and pulp quantities are subject to minimum (170,000 to 182,400 tons per year) and maximum (220,000 to 233,400 tons per year) limits. Prices for other services to be provided by Scott are generally based upon cost. Prior to the acquisition of the Company by Sappi from Scott, Scott sold its energy facility at Mobile to Mobile Energy Services Corporation ("MESC"). In connection with the sale of the energy facility, MESC entered into a long-term agreement with Warren to provide electric power and steam to the paper mill at rates generally comparable to market tariffs, including fuel cost and capital recovery components. Scott, MESC and Warren have also entered into a long-term shared facilities and services agreement (the "Shared Facilities Agreement") with respect to medical and security services, common roads and parking areas, office space and similar items and a comprehensive master operating agreement providing for the coordination of services and integration of operations among the energy facility, the paper mill, the pulp mill and the tissue mill. Annual fees under the Shared Facilities Agreement are expected to be approximately $1.5 million per year through the 25 year term of the agreement. Warren has the option to cancel certain non-essential services covered by the Shared Services Agreement at any time prior to the end of the 25 year term.

                    SDW HOLDINGS CORPORATION AND SUBSIDIARY
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company's power requirements at Somerset and Westbrook have historically been satisfied through cogeneration agreements ("Power Purchase Agreements" or "Agreements") whereby the mills each cogenerate electricity and sell the output to Central Maine Power Company ("CMP") at above market rates. The Agreements also provide that the mills purchase electricity from CMP at the standard industrial tariff rate. The effect of these Agreements has been to reduce the Company's historical cost of power. However, the Westbrook Agreement expires on October 31, 1997, and the Somerset Agreement expires in the year 2012, with the favorable pricing element of the Somerset Agreement ending on November 30, 1997. The impact from the change in the Somerset Agreement is not material; however, the expiration of the Westbrook Agreement could have a material adverse impact if a replacement market for excess power generated at the Westbrook mill is not found. The Company is currently soliciting bids for such excess power and anticipates that given current capacity constraints in Northeast power markets, any material adverse impact should be mitigated. To reflect the fair market value of the acquired Power Purchase Agreements in accordance with APB No. 16, as of the date of the acquisition of the Company by Sappi from Scott, the Company established a deferred asset of approximately $32.3 million. For the three months and nine months ended July 2, 1997, amortization expense related to this asset approximated $3.0 million and $9.0 million, respectively.

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

NOTE 9.   ACQUISITION OF MINORITY INTERESTS

On May 27, 1997 Western Ventures Limited ("WVL"), an indirect, wholly-owned subsidiary of Sappi, acquired the minority common equity interests (including Common Stock, Class A Warrants and Class B Warrants ("the Warrants") in Holdings (the "Minority Acquisition") held by DLJ Merchant Banking Partners, L.P.; DLJ International Partners, C.V.; DLJ Offshore Partners, C.V.; DLJ Merchant Banking Funding, Inc.; DLJ First ESC L.L.C.; and UBS Capital L.L.C. for an aggregate price of $138.0 million, or $17.25 per share of Common Stock, or Common Stock equivalent. WVL exercised, for a price of $0.01 per common share issued, all of the Warrants acquired in the Minority Acquisition upon the consummation thereof. As a result of the exercise of the Warrants, Holdings issued 4,252,343 shares of Common Stock. As part of the financing for the Minority Acquisition, on June 27, 1997, WVL sold the Common Stock acquired in the Minority Acquisition to Heritage Springer Limited ("HSL"), a British Virgin Island company, and HSL pledged such Common Stock to certain lenders. The securities acquired by HSL are subject to an agreement (the "HSL Option Agreement") pursuant to which Sappi has a right to purchase such securities at any time prior to April 30, 2000, and HSL has a right to require Sappi to purchase such securities upon the occurrence of certain events and at any time between May 15, 2000 and May 30, 2000. Sappi has been granted an irrevocable proxy to vote all such securities during the term of the HSL Option

                    SDW HOLDINGS CORPORATION AND SUBSIDIARY
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Agreement, subject to compliance with its purchase obligations upon exercise of such rights. Sappi also has been granted certain rights of first refusal by such lenders in respect to such securities.

NOTE 10.   SUBSEQUENT EVENTS

On July 25, 1997, the Company amended certain provisions of its credit agreement with a syndicate of banks, including the prepayment provisions and the limitation on indebtedness clause. At this time the lenders waived certain provisions of the credit agreement thereby allowing the Company to enter into a sale/leaseback arrangement with General Electric Capital Corporation ("GECC") pertaining to one of the Company's paper machines at its Somerset facility, and allowing Holdings to consummate a merger with SDW Acquisition II Corporation, ("Acquisition II"), a Delaware Corporation and an indirect subsidiary of Sappi. In addition, Warren obtained consent from the lenders for utilization of a portion of the proceeds of such sale/leaseback other than as required by the credit agreement, including the payment from time to time of dividends to Holdings on or prior to September 30, 1998 for the purpose of redeeming the Holdings Preferred Stock, subject to certain conditions and limitations.

On July 29, 1997, the Company entered into a sale/leaseback arrangement with GECC. The transaction involved the sale of one of the paper machines at the Company's Somerset mill for $150.4 million to State Street Bank and Trust Company of Connecticut, National Association (the "Trustee"), as Trustee for GECC. In connection with the transaction, the Company entered into a 15 year lease with the Trustee to lease back the paper machine. Rental payments of approximately $7.6 million will be made semi-annually in arrears in January and July. The sale/leaseback arrangement will be accounted for as an operating lease. The gain on the transaction of approximately $20.8 million will be deferred and amortized as an adjustment to future rent payments. The Company used approximately $100.3 million of the proceeds from the sale to make a mandatory prepayment on its term loans. The write off of deferred financing fees related to the early extinguishment of this debt resulted in an extraordinary loss of $1.0 million, net of a related tax benefit of $0.6 million, and will be recorded in the fourth quarter of fiscal year 1997.

On July 30, 1997, Holdings entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Acquisition II would be merged, subject to certain important conditions, with and into Holdings, with Holdings continuing as the surviving corporation (the "Merger"). Under the terms of the Merger Agreement, each issued and outstanding share of Common Stock held by any party (other than Sappi and its affiliates or HSL) will, subject to exercise of appraisal rights, be converted into the right to receive $17.60 per share in cash. As a result, each outstanding Class A Warrant will become exercisable solely for $5.2708 in cash, and each outstanding Class B Warrant will become exercisable solely for $17.60 in cash, in each case upon payment of the exercise price and satisfaction of the other terms and conditions of the related Warrant Agreement. Additionally, each issued and outstanding share of Holdings Preferred Stock will, subject to the exercise of appraisal rights, remain outstanding, without amendment. As a result of the Merger, Sappi will own 100% of the issued and outstanding voting common stock and 75.07% of the common equity of Holdings in the form of new Class A Common Stock, and HSL will own 24.93% of the common equity of Holdings in the form of new non-voting, convertible Class B Common Stock. The Class B Common Stock received by HSL in the Merger and any Class A Common Stock received on conversion will be subject to the HSL Option Agreement and the aforementioned irrevocable proxy in favor of Sappi. The Merger Agreement has been approved by the written consent of the holders of a majority of the outstanding common stock of Holdings and Acquisition II. It is anticipated the Merger will become effective on or about September 5, 1997; however there can be no assurance that the conditions to the Merger will be satisfied or waived. There will be no change to total consolidated stockholders' equity as the result of the Merger.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion is a summary of the key factors management considers necessary in reviewing the Company's results of operations, liquidity and capital resources. The Company wishes to caution readers that this discussion and analysis contains certain " forward looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which are in some cases beyond the control of the Company and may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. This discussion should be read in conjunction with the financial statements and related notes of the Company included in this Form 10-Q, as well as the Consolidated Financial Statements and related notes included in the Holdings Annual Report on Form 10-K for the fiscal year ended October 2, 1996. See "Note Regarding Forward - Looking Statements" on Page 2 of this report.

MARKET OVERVIEW

Coated free market demand increased over the prior year and mill inventories, which peaked at approximately 600,000 tons in May of 1996, were reduced to 456,000 by the end of June 1997. The Company's coated sales volume was up over 8% compared with the same three months of last year. The increase has been assisted by new product introductions, which include Strobe, a new product targeted at the higher margin segment of the coated free marketplace.

North American supply/demand imbalances, inventory shifts and, to a lesser degree, the availability and pricing of imported products have historically caused price fluctuations in the market for coated paper. In the quarter ended July 2, 1997, coated groundwood shipments were up significantly over 1996 shipments, and pricing firmed. Since coated groundwood pricing can provide a floor for coated free sheet pricing, the upward trend in coated groundwood shipments and pricing, as well as the increase in coated free paper shipments over the prior year, supported a firming in the coated free sheet price. During the quarter ended July 2, 1997, the Company announced a price increase for all its coated web and No. 3 sheet fed products which was also adopted by the majority of coated free sheet producers.

As the Company operates within a cyclical industry, a weakening in the market for any of the Company's products in the future may adversely affect the Company's financial position, results of operations and cash flows. The new coated paper capacity scheduled for the end of calendar year 1997 in Europe, as well as certain machine conversions during 1997 to coated free sheet manufacture in the United States, will impact this market supply/demand balance and may constrain upward movement of coated prices which could have an adverse effect upon the Company.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 2, 1997 COMPARED TO THREE MONTHS ENDED JULY 3, 1996

Sales

Sales for the three months ended July 2, 1997 were $349.1 million compared to $346.2 million for the three months ended July 3, 1996, an increase of $2.9 million or 0.8%. The increase was primarily due to a 6.9% increase in paper shipment volume during the period, partially offset by a 5.7% decrease in average net revenue per paper ton.

Cost of Goods Sold

Cost of goods sold for the three months ended July 2, 1997 decreased $14.3 million, or 4.8%, to $283.1 million compared to $297.4 million for the three months ended July 3, 1996. Cost of goods sold on a per paper ton basis decreased to $819 per ton from $919 per ton for the corresponding prior year quarter. The decrease was primarily due to the impact of cost reduction initiatives, including more efficient maintenance spending and staffing levels.

Selling, General and Administrative Expense

Selling, general and administrative expense increased slightly from $33.8 million for the quarter ended July 3, 1996 to $34.3 million for the quarter ended July 2, 1997.

Interest Expense, Taxes, and Dividends and Accretion on Warren Series B Preferred Stock

Interest expense for the three months ended July 2, 1997 was $26.0 million compared to $25.2 million for the three months ended July 3, 1996. The $0.8 million increase was primarily due to the effect of higher interest rates, partially offset by the impact of lower levels of outstanding debt. Interest expense includes the amortization of deferred financing fees.

Income tax expense was $2.9 million for the three months ended July 2, 1997 compared to a benefit of $5.0 million for the corresponding period in the prior year, primarily reflecting the change in the Company's earnings level.

Dividends and accretion on Warren Series B preferred stock of $3.8 million and $3.4 million for the three months ended July 2, 1997 and July 3, 1996, respectively, are accounted for as the equivalent of a minority interest for financial statement purposes.

NINE MONTHS ENDED JULY 2, 1997 COMPARED TO THE NINE MONTHS ENDED JULY 3, 1996

Sales

Sales for the nine months ended July 2, 1997 were $1,009.3 million compared to $1,066.7 million for the nine months ended July 3, 1996, a decrease of $57.4 million or 5.4%. The decrease is primarily due to a 9.6% decrease in average net revenue per paper ton, partially offset by a 4.7% increase in paper shipment volume during such period.

Cost of Goods Sold

Cost of goods sold for the nine months ended July 2, 1997 was $819.4 million compared to $874.8 million for the nine months ended July 3, 1996, a decrease of $55.4 million or 6.3%. Cost of goods sold on a per paper ton basis decreased to $842 per ton from $945 per ton for the corresponding prior year period. The decrease was primarily due to lower fiber input costs and, to a lesser extent, the impact of cost reduction initiatives including more efficient maintenance and staffing levels, and decreased chemical and other material procurement costs.

Selling, General and Administrative Expense

Selling, general and administrative expense was $101.1 million for the nine months ended July 2, 1997 compared to $98.0 million for the nine months ended July 3, 1996, an increase of $3.1 million. The increase is due primarily to the opening of additional regional distribution centers, professional services supporting the Company's profit improvement initiatives, and other administrative expenses.

Interest Expense, Taxes, and Dividends and Accretion on Warren Series B Preferred Stock

Interest expense for the nine months ended July 2, 1997 was $77.8 million compared to $84.3 million for the nine months ended July 3, 1996. The $6.5 million reduction in interest expense was primarily due to lower levels of outstanding debt, partially offset by the impact of higher interest rates. Interest expense includes the amortization of deferred financing fees.

Income tax expense was $1.8 million for the nine months ended July 2, 1997 compared to $3.6 million for the corresponding period in the prior year, primarily reflecting the change in the Company's earnings level.

Dividends and accretion on Warren Series B preferred stock of $11.2 million and $10.0 million for the nine months ended July 2, 1997 and July 3, 1996, respectively, are accounted for as the equivalent of a minority interest for financial statement purposes.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $108.6 million for the nine months ended July 2, 1997 as compared to $147.4 million for the nine months ended July 3, 1996. The decrease is due mainly to $90.0 million of proceeds received in the quarter ended July 3, 1996 resulting from the sale of the Company's accounts receivable. This decrease was partially offset by the impact of increases in accounts payable, accrued and other liabilities, net of increases in inventory and other assets and liabilities. The increase in accounts payable, accrued and other liabilities at July 2, 1997 compared to October 2, 1996 was primarily attributable to increased purchasing activity at the mills and accrued and unpaid restructuring charges.

The Company's operating working capital decreased to $71.5 million at July 2, 1997 compared to $79.8 million at October 2, 1996. Operating working capital is defined as trade accounts receivable, other receivables and inventories less accounts payable and accrued and other current liabilities. This decrease primarily resulted from an increase in accounts payable and accrued and other current liabilities and a decrease in trade receivables, offset by an increase in inventory.

Capital expenditures for the nine months ended July 2, 1997 were $38.8 million, up from $32.2 million for the nine months ended July 3, 1996. Capital expenditures are estimated to approximate $65.0 million during fiscal year 1997. In addition, due to a wide variety of environmental laws and regulations, including compliance with the cluster rules, the Company anticipates that aggregate capital expenditures related to environmental compliance could amount to approximately $90.0 million to $110.0 million through the end of fiscal year 2000, assuming the cluster rules are adopted. The Company believes that cash generated by operations and amounts available under its revolving credit facility will be sufficient to meet its ongoing operating and capital expenditure requirements. (See also Force Majeure Events.)

Net cash used in financing activities was $ 45.4 million for the nine months ended July 2, 1997 as compared to $177.8 million for the corresponding period of the previous year, primarily due to the refinancing and issuance of industrial revenue bonds and differences in optional and excess cash flow prepayments made with respect to the Company's term loan facilities. One of these previous optional prepayments was made in April 1996 when the Company utilized the proceeds received from the sale of its accounts receivable to make an optional prepayment of its term loans equaling $100.0 million, with another repayment of $74.9 million being made in December 1995 due to an excess cash flow requirement under its bank credit agreement. During the nine months ended July 2, 1997, the Company made an optional prepayment of $24.0 million.

Debt and Preferred Stock

At July 2, 1997, long-term debt was $838.5 million compared to $902.5 million at October 2, 1996, a decrease of $64.0 million. The current maturities of long-term debt balance of $59.2 million at July 2, 1997 primarily represents the amounts payable in December 1997 and June 1998 under the Company's term loan facilities.

Warren has a $250.0 million revolving credit facility to finance working capital needs. At July 2, 1997, Warren did not have any borrowings outstanding under this facility, resulting in an unused borrowing capacity of approximately $249.0 million, after giving effect to outstanding letters of credit, which may be used to finance working capital needs. Warren is required to pay a commitment fee, which is based on the achievement of a certain financial ratio, of between 0.375% and 0.5% per annum on the average daily unused commitment available under the revolving credit facility.

In addition, Warren had approximately $150.8 million and $170.5 million of letters of credit outstanding under its letter of credit facility at July 2, 1997 and October 2, 1996, respectively. Warren pays a commission, which is based on the achievement of a certain financial ratio, of between 1.00% and 2.50% on outstanding letters of credit and an issuance fee of between 0.125% and 0.25% per annum on letters of credit issued.

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

Treasury securities to be held by a trustee in an amount that will cover the interest payments required to be paid to the holders of these bonds until the first call date on the bonds, as well as the principle due at that date. In the event that the U.S. Treasury securities, together with income earned on these securities, do not cover interest and principal on the defeased bonds, the Company will be liable for such deficiency.

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

In addition to conventional pollutants, minute quantities of dioxins and other chlorinated organic compounds may be contained in the wastewater effluent of the Company's bleached kraft pulp mills in Somerset and Westbrook, Maine and Muskegon, Michigan. The most recent National Pollutant Discharge Elimination System ("NPDES") wastewater permit limits proposed by the EPA would limit dioxin discharges from the Company's Somerset and Westbrook mills to less than the level of detectability. The Company is presently meeting the EPA's proposed dioxin limits but it is not meeting the proposed limits for other parameters (e.g., temperature and color) and is attempting to revise these other wastewater permit limits for its facilities. While the permit limitations at these two facilities are being challenged, the Company continues to operate under existing EPA permits, which have technically expired, in accordance with accepted administrative practice. In addition, the Muskegon mill is involved, as one of various industrial plaintiffs, in litigation with the County of Muskegon (the "County") regarding a 1994 ordinance governing the County's industrial wastewater pretreatment program. The lawsuit challenges, among other things, the treatment capacity availability and local effluent limit provisions of the ordinance. In July 1996, the Court rendered a decision substantially in favor of the Company and other plaintiffs, but the County has appealed the Court's decision. If the Company and the other plaintiffs do not prevail in that appeal or are not successful in ongoing negotiations with the County, the Company may not be able to obtain additional treatment capacity for future expansions and the County could impose stricter permit limits. In June 1997, the EPA sued the County for failure to enforce permit limits associated with its operation of the wastewater facility. The Company is uncertain as to the effects, if any, of this action on its current dispute with the County. The imposition of currently proposed permit limits or the failure of the Muskegon lawsuit could require substantial additional expenditures, including short-term expenditures, and may lead to substantial fines for any noncompliance.

In November 1993, the EPA announced proposed regulations that would impose new air and water quality standards aimed at further reductions of pollutants from pulp and paper mills, particularly those conducting bleaching operations (generally referred to as the "cluster rules"). Final promulgation of the cluster rules is expected to occur in late 1997, with compliance with the rules required beginning in 2000. The Company believes that compliance with the cluster rules, if adopted as currently proposed, may require aggregate capital expenditures of approximately $70.0 million to $90.0 million through 2000. The ultimate financial impact to the Company of compliance with the cluster rules will depend upon the nature of the final regulations, the timing of required implementation and the cost and availability of new technology. The Company also anticipates that it will incur an estimated $10.0 million to $20.0 million of capital expenditures through 1999 related to environmental compliance other than as a result of the cluster rules.

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

The Muskegon mill has had discussions with the Michigan Department of Environmental Quality ("DEQ") regarding a wastewater surge pond adjacent to the Muskegon Lake. The DEQ presently is considering whether the surge pond is in compliance with Michigan Act 451 (Part 31 of the Natural Resources and Environmental Protection Act) regarding potential discharges from that pond. The matter is now subject to the results of a pending engineering investigation. There is a possibility that, as a result of DEQ requirements, the surge pond may be closed in the future. The Company estimates the cost of closure will be approximately $2.0 million. In addition, if it is necessary to replace the functional capacity of the surge pond with above-grade structures, the Company estimates that up to an additional $8.0 million may be required for such construction costs.

The Company has been identified as a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), or analogous state law, for cleanup of contamination at seven sites. Based upon the Company's understanding of the total amount of liability at each site, its calculation of its percentage share in each proceeding, and the number of potentially responsible parties at each site, the Company presently believes that its aggregate exposure for these matters is not material. Moreover, as a result of the acquisition of the Company by Sappi from Scott Paper Company ("Scott"), now Kimberly-Clark, Scott agreed to indemnify and defend the Company for and against, among other things, the full amount of any damages or costs resulting from the off-site disposal of hazardous substances occurring prior to the date of closing, including all damages and costs related to these seven sites. Since the date of closing of the acquisition, Scott has been performing under the terms of this environmental indemnity and defense provision and, therefore, the Company has not expended any funds with respect to these seven sites.

The Company currently has a demolition project in progress at its Westbrook facility for health and safety reasons which is expected to be completed in the year 2001. Total costs of the project are estimated to be approximately $9.0 million, of which approximately $5.7 million had been spent as of July 2, 1997. The Company recognizes these costs as they are incurred.

The Company does not believe that it will have any liability under recent emergency legislation enacted by the State of Maine to cover a significant shortfall in the Maine workers' compensation system through assessments of employers and insurers; however, there can be no assurance that the existing legislation will fully address the shortfall or that any additional measures necessary to fund the shortfall will not result in material increases in the Company's workers' compensation premiums.

The Company believes that none of these matters, individually or in the aggregate, is expected to have a material adverse effect on its financial position, results of operations or cash flows.

Labor Relations

In February 1997, the Company reached settlement on a new six-year labor agreement with its three Somerset, Maine mill unions. The ratified contract reflects more flexible work rule provisions and a 3% annual wage increase for the term of the agreement. The Company's labor agreements at its Westbrook, Maine and Mobile, Alabama sites expired on June 1, 1997. All but one of the Westbrook unions ratified a new five year agreement in May 1997 with more flexible work rule provisions. The Company is engaged in negotiations with the remaining union at Westbrook and the unions at Mobile. Those affected employees are working under contract extensions which can be terminated upon 10 days notice.

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

Due to exceptionally heavy rains, the Presumpscot River flooded the Westbrook mill on October 21, 1996. The flooding resulted in the temporary closure of the mill. Damage to mill equipment has since been repaired and normal operating mill conditions have been restored. Total losses will not exceed the Company's insurance coverage limits, which include both business interruption and property loss coverage. As of July 2, 1997, the Company had accrued an estimate of $44.7 million for costs to refurbish plant assets at the Westbrook facility, of which $27.5 million has been received as insurance proceeds at July 2, 1997 with the remainder, net of a deductible of $3.5 million, included in other receivables in the condensed consolidated balance sheet at July 2, 1997. In addition, the Company has accrued $9.0 million during the quarter ended April 2, 1997, representing a portion of the business interruption claim submitted for the disruption caused by the Westbrook flood, which primarily took place during the quarter ended January 1, 1997. At July 2, 1997, the Company had received $7.5 million as business interruption insurance proceeds.

Long-Term Contracts

The Mobile, Alabama paper mill was historically operated by Scott as part of an integrated facility (including a tissue mill, a pulp mill and energy facility). In connection with the acquisition of the Company from Scott, Warren entered into long-term (25 years initially, subject to mill closures and certain force majeure events) supply agreements with Scott for the supply of pulp and water and the treatment of effluent at the Mobile mill. Wood pulp is supplied generally at market prices. Pulp prices are discounted due to the elimination of freight costs associated with delivering pulp to Warren's Mobile paper mill and pulp quantities are subject to minimum (170,000 to 182,400 tons per year) and maximum (220,000 to 233,400 tons per year) limits. Prices for other services to be provided by Scott are generally based upon cost. Prior to the acquisition of the Company by Sappi from Scott, Scott sold its energy facility at Mobile to Mobile Energy Services Corporation ("MESC"). In connection with the sale of the energy facility, MESC entered into a long-term agreement with Warren to provide electric power and steam to the paper mill at rates generally comparable to market tariffs, including fuel cost and capital recovery components. Scott, MESC and Warren have also entered into a long-term shared facilities and services agreement (the "Shared Facilities Agreement") with respect to medical and security services, common roads and parking areas, office space and similar items and a comprehensive master operating agreement providing for the coordination of services and integration of operations among the energy facility, the paper mill, the pulp mill and the tissue mill. Annual fees under the Shared Facilities Agreement are expected to be approximately $1.5 million per year through the 25 year term of the agreement. Warren has the option to cancel certain non-essential services covered by the Shared Services Agreement at any time prior to the end of the 25 year term.

The Company's power requirements at Somerset and Westbrook have historically been satisfied through cogeneration agreements ("Power Purchase Agreements" or "Agreements") whereby the mills each cogenerate electricity and sell the output to Central Maine Power Company ("CMP") at above market rates. The Agreements also provide that the mills purchase electricity from CMP at the standard industrial tariff rate. The effect of these Agreements has been to reduce the Company's historical cost of power. However, the Westbrook Agreement expires on October 31, 1997, and the Somerset Agreement expires in the year 2012, with the favorable pricing element of the Somerset Agreement ending on November 30, 1997. The impact from the change in the Somerset Agreement is not material; however, the expiration of the Westbrook Agreement could have a material adverse impact if a replacement market for excess power generated at the Westbrook mill is not found. The Company is currently soliciting bids for such excess power and anticipates that given current capacity constraints in Northeast power markets, any material adverse impact should be mitigated. To reflect the fair market value of the acquired Power Purchase Agreements in accordance with APB No. 16, as of the date of the acquisition of the Company by Sappi from Scott, the Company established a deferred asset of approximately $32.3 million. For the three months and nine months ended July 2, 1997, amortization expense related to this asset approximated $3.0 million and $9.0 million, respectively.

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

Control by Sappi

On May 27, 1997 Western Ventures Limited ("WVL"), an indirect, wholly-owned subsidiary of Sappi, acquired the minority common equity interests (including both Common Stock, and Class A Warrants and Class B Warrants (the "Warrants")) in Holdings (the "Minority Acquisition") held by DLJ Merchant Banking Partners, L.P.; DLJ International Partners, C.V.; DLJ Offshore Partners, C.V.; DLJ Merchant Banking Funding, Inc.; DLJ First ESC L.L.C.; and UBS Capital L.L.C. for an aggregate price of $138.0 million, or $17.25 per share of Common Stock, or Common Stock equivalent. WVL exercised, for a price of $0.01 per common share issued, all of the Warrants acquired in the Minority Acquisition upon the consummation thereof. As a result of the exercise of the Warrants, Holdings issued 4,252,343 shares of Common Stock. As part of the financing for the Minority Acquisition, on June 27, 1997, WVL sold the

Common Stock acquired therein to Heritage Springer Limited ("HSL"), a British Virgin Island Company, and HSL pledged such Common Stock to certain lenders. The securities acquired by HSL are subject to an agreement (the "HSL Option agreement"), pursuant to which Sappi has a right to purchase such securities at any time prior to April 30, 2000, and HSL has a right to require Sappi to purchase such securities upon the occurrence of certain events and at any time between May 15, 2000 and May 30, 2000. Sappi has been granted an irrevocable proxy to vote all such securities during the term of the HSL Option Agreement, subject to compliance with its purchase obligations upon exercise of such rights. Sappi also has been granted certain rights of first refusal by such lenders in respect to such securities. (See also Subsequent Events.)

CONSIDERATIONS RELATING TO HOLDINGS' CASH OBLIGATIONS

Because Holdings has no material assets other than the outstanding common stock of Warren (all of which is pledged to the lenders under the Company's credit agreement) and all of the operations of Holdings (other than the management of its investment in Warren) are currently conducted through Warren and its subsidiaries, Holdings' ability to meet its cash obligations is dependent upon the earnings of Warren and its subsidiaries and the distribution or other provision of those earnings to Holdings. Holdings has no material indebtedness outstanding (other than advances that may be owed from time to time to Warren and guarantees in respect of indebtedness of Warren and its subsidiaries) and preferred stock, which was issued in connection with the acquisition of the Company from Scott, is not mandatorily redeemable (except upon the occurrence of certain specified events) and provides that dividends need not be paid in cash until the year 2000. Holdings does, however, have various obligations with respect to its equity securities (including in respect of registration rights granted by Holdings) that have required and are likely to continue to require cash expenditures by Holdings. The Company believes that the credit agreement, the Indenture and the Warren Series B Preferred Stock permit Warren to pay a dividend or otherwise provide funds to Holdings to enable Holdings to meet its known cash obligations for the foreseeable future, provided that Warren meets certain conditions. Among such conditions are that Warren maintain specified financial ratios and comply with certain financial tests.

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings per Share", and FAS No. 129, "Disclosure of Information about Capital Structure", both of which will be effective for the Company in fiscal year 1998. FAS No. 128 replaces the presentation of primary earnings per share with basic earnings per share, which excludes dilution, and requires the dual presentation of basic and diluted earnings per share. FAS No. 129 establishes standards for disclosing information about an entity's capital structure and applies to all entities. The implementation of FAS No. 128 and FAS No. 129 will not have a material effect on the Company's earnings per share or financial statements.

In June 1997, the FASB issued FAS No. 130, "Reporting Comprehensive Income", and FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", both of which will be effective for the Company in fiscal year 1999. FAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. FAS No. 131 establishes standards for the way that public business enterprises report selected information about operating segments. FAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The implementation of FAS No. 130 and FAS No. 131 is not expected to have a material effect on the Company's financial statements.

SUBSEQUENT EVENTS

On July 25, 1997, the Company amended certain provisions of its credit agreement with a syndicate of banks, including the prepayment provisions and the limitation on indebtedness clause. At this time the lenders waived certain provisions of the credit agreement thereby allowing the Company to enter into a sale/leaseback arrangement with General Electric Capital Corporation ("GECC") pertaining to one of the Company's paper machines at its Somerset facility, and allowing Holdings to consummate a merger with SDW Acquisition II Corporation, ("Acquisition II"), a Delaware Corporation and an indirect subsidiary of Sappi. In addition, Warren obtained consent from the lenders for utilization of a portion of the proceeds of such sale/leaseback other than as required by the credit agreement, including the payment from time to time of dividends to Holdings on or prior to September 30, 1998 for the purpose of redeeming the Holdings Preferred Stock, subject to certain conditions and limitations.

On July 29, 1997, the Company entered into a sale/leaseback arrangement with GECC. The transaction involved the sale of one of the paper machines at the Company's Somerset mill for $150.4 million to State Street Bank and Trust Company of Connecticut, National Association (the "Trustee"), as Trustee for GECC. In connection with the transaction, the Company entered into a 15 year lease with the Trustee to lease back the paper machine. Rental payments of approximately $7.6 million will be made semi-annually in arrears in January and July. The sale/leaseback arrangement will be accounted for as an operating lease. The gain on the transaction of approximately $20.8 million will be deferred and amortized as an adjustment to future rent payments. The Company used approximately $100.3 million of the proceeds from the sale to make a mandatory prepayment on its term loans. The write off of deferred financing fees related to the early extinguishment of this debt resulted in an extraordinary loss of $1.0 million, net of a related tax benefit of $0.6 million, and will be recorded in the fourth quarter of fiscal year 1997.

On July 30, 1997, Holdings entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Acquisition II would be merged, subject to certain important conditions, with and into Holdings, with Holdings continuing as the surviving corporation (the "Merger"). Under the terms of the Merger Agreement, each issued and outstanding share of Common Stock held by any party other than Sappi and its affiliates or HSL will, subject to exercise of appraisal rights, be converted into the right to receive $17.60 per share in cash. As a result, each outstanding Class A Warrant will become exercisable solely for $5.2708 in cash, and each outstanding Class B Warrant will become exercisable solely for $17.60 in cash, in each case upon payment of the exercise price and satisfaction of the other terms and conditions of the related Warrant Agreement. Additionally, each issued and outstanding share of Holdings Preferred Stock will, subject to the exercise of appraisal rights, remain outstanding, without amendment. As a result of the Merger, Sappi will own 100% of the issued and outstanding voting common stock and 75.07% of the common equity of Holdings in the form of new Class A Common Stock, and HSL will own 24.93% of the common equity of Holdings in the form of new non-voting, convertible Class B Common Stock. The Class B Common Stock received by HSL in the Merger and any Class A Common Stock received on conversion will be subject to the HSL Option Agreement and the aforementioned irrevocable proxy in favor of Sappi. The Merger Agreement has been approved by the written consent of the holders of a majority of the outstanding common stock of Holdings and Acquisition II. It is anticipated the Merger will become effective on or about September 5, 1997; however there can be no assurance that the conditions to the Merger will be satisfied or waived. There will be no change to total consolidated stockholders' equity as the result of the Merger.

PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         There are no material legal proceedings pending against the Company. The Company does, from time to time, become a party to routine litigation incidental to its business.

ITEM 2.  CHANGES IN SECURITIES

         On May 27, 1997, Western Ventures Limited acquired 4,252,343 shares of the common stock, par value $0.01 per share, of Holdings ("Common Stock"). Such shares were issued upon exercise of warrants previously sold by Holdings in a transaction exempt from registration under the Securities Act of 1933, amended (the "Act") at an aggregate exercise price of $42,523.43. Based upon the nature of the purchaser and facts known to Holdings, Holdings believes that it has obtained sufficient information to conclude reasonably that the purchaser is an accredited investor and that the transaction is exempt from the registration requirements of the Act under Section 4(2) thereof.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)    EXHIBIT

         10.1 Second Amendment and Consent, dated as of July 25, 1997 to the amended and Restated Credit and Guarantee Agreement dated as of April 26, 1996, among SDW Holdings
                Corporation, S.D. Warren Company, certain Lenders and The Chase Manhatten Bank as Agent.*

         10.2 Termination Agreement dated as of May 27, 1997 among DLJ Merchant Banking Partners, L.P.; DLJ International Partners C.V.; DLJ Offshore Partners, C.V.; DLJ Merchant Banking Funding, Inc.; DLJ First ESC, LLC; UBS Capital LLC; SDW Holdings Corporation; Sappi Limited; Sappi Deutschland GmbH; and S.D. Warren Company.*

         10.3 Participation Agreement among S.D. Warren Company, General Electric Capital Corporation and State Street Bank and Trust Company of Connecticut, National Association, dated as of July 29, 1997.*

         10.4 Lease Agreement between State Street Bank and Trust Company of Connecticut, National Association and S.D. Warren Company, dated as of July 29, 1997.*

         10.5 Agreement and Plan of Merger Dated as of July 30, 1997 between SDW Acquisition II Corporation and SDW Holdings Corporation.*

         27     Financial Data Schedules

          * Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement No. 333-834 on Form S-1 under the Securities Act of 1933 of SDW Holdings Corporation.



         (B)    REPORTS ON FORM 8-K

         1. Form 8-K filed on May 30, 1997 relating to the buy out of minority common equity interest by Sappi Limited.

         2. Form 8-K/A filed on June 4, 1997 relating to the buyout of minority common equity interest by Sappi Limited.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SDW Holdings Corporation

Date: August 12, 1997               By:  /s/ WILLIAM E. HEWITT
---------------------               --------------------------
                                    William E. Hewitt
                                    Vice President, Treasurer and Director
                                    (Principal Financial and Accounting Officer)