Form 10-K405
period 1997-10-01
SDW HOLDINGS CORP
filed 1997-11-12
CIK 946747

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K
   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR ENDED OCTOBER 1, 1997

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM      TO

                     COMMISSION FILE NUMBER--033-88496-01

                           SDW HOLDINGS CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

     DELAWARE                                   2700 WESTCHESTER AVENUE,
                                                PURCHASE, NEW YORK
     (STATE OR OTHER JURISDICTION OF            (ADDRESS OF PRINCIPAL
     INCORPORATION OR ORGANIZATION)             EXECUTIVE OFFICES)

     13-3795926                                 10577
                                                (ZIP CODE)
     (I.R.S. EMPLOYERIDENTIFICATION NO.)

  REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (914) 696-0021


  Securities registered pursuant to Section 12(b) of the Act:

    NONE

  Securities registered pursuant to Section 12(g) of the Act:

    NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The number of shares of Common Stock outstanding as of November 7, 1997 was 100,000 shares.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  SDW Holdings Corporation, a Delaware corporation, ("Holdings" or the "Company") owns all the outstanding common stock of S.D. Warren Company ("S.D. Warren" or "Warren"). Warren manufactures printing, publishing and specialty papers and has pulp and timberland operations vertically integrated with certain of its manufacturing facilities. Warren is the largest producer of coated free paper (free of groundwood pulp) in the United States. The Company currently operates four paper mills with total annual production capacity of approximately 1.5 million tons of paper. The Company also operates a sheeting and distribution facility in Allentown, Pennsylvania with annual sheeting capacity of approximately 95,000 tons, with other sheeting capabilities located at its Muskegon, Michigan mill (162,000 tons) and Mobile, Alabama mill (137,000 tons). The Company operates regional distribution centers in Atlanta, Georgia, Schaumburg, Illinois and Grand Prairie, Texas. The Company owns approximately 911,000 acres of timberlands in the State of Maine.

  Warren was founded in 1854 and was acquired by Scott Paper Company ("Scott") in 1967. On December 20, 1994, SDW Acquisition Corporation ("SDW Acquisition"), a wholly owned subsidiary of the Company, acquired (the "Acquisition") from Scott all of the outstanding capital stock of Warren, then a wholly owned subsidiary of Scott, and certain related affiliates of Scott (the "Predecessor Corporation"). Immediately following the Acquisition, SDW Acquisition merged with and into Warren, with Warren surviving (the "Acquisition Merger"). In December 1995, Scott was acquired by Kimberly-Clark Corporation ("Kimberly-Clark").

  Holdings is an indirect, majority owned subsidiary of Sappi Limited ("Sappi"), a South African company. Sappi is the largest forest products company in Africa, the third largest producer of coated free paper in Europe and one of the world's leading pulp, paper and timber exporters. Sappi owns and operates a number of timber processing plants and eight mills in Southern Africa. Outside Africa, Sappi's operations include four fine paper mills in the United Kingdom and two mills in Germany which produce coated and uncoated free paper and specialty paper. With the acquisition of Warren, Sappi became the largest coated free paper manufacturer in the world. On September 15, 1997, Sappi entered into an agreement to purchase KNP Leykam ("KNP"), the holding company for the fine paper operations of NV Koninklijke KNP BT (the "KNP Acquisition"). KNP is comprised of mills in the Netherlands, Austria and Belgium with total annual capacity of 1.9 million tons of coated woodfree and light weight coated paper. The KNP Acquisition is expected to be consummated by the end of 1997.

  In May 1997, the chairman of Sappi announced that Sappi was evaluating the sale of non-core assets throughout the Sappi group. Consequently, Warren is in the process of investigating the sale or monetization of businesses not within its main area of focus.

PRINCIPAL PRODUCTS

  Warren's principal products include coated, uncoated, specialty and technical papers. The following table illustrates Warren's major markets, expressed as a percentage of sales, for the period December 21, 1994 through September 27, 1995 (the "nine months ended September 27, 1995"), the year ended October 2, 1996 ("fiscal year 1996") and the year ended October 1, 1997 ("fiscal year 1997"):

                                NINE MONTHS          YEAR            YEAR
                                   ENDED             ENDED           ENDED
                             SEPTEMBER 27, 1995 OCTOBER 2, 1996 OCTOBER 1, 1997
                             ------------------ --------------- ---------------
Coated paper................        70.6%            72.2%           71.3%
Uncoated paper..............        13.6             12.7            12.7
Specialty paper.............        10.2             11.5            11.8
Technical paper and other...         5.6              3.6             4.2
                                    ----             ----            ----
  Total.....................         100%             100%            100%
                                    ====             ====            ====

  The coated paper market is divided into two types of products: coated free paper and coated groundwood paper. Coated papers are primarily differentiated into five product grades of decreasing quality and brightness, ranging from #1, which is premium, to #5, the lowest in quality and price. Warren principally competes in the coated free paper market which is composed of product grades #1 through #3, and a limited amount of #4. The #4 market includes both coated free and coated groundwood products. The coated groundwood market is composed of the #4 and #5 product grades. Each grade is manufactured in a range of basis weights, which is the measurement of a paper's weight for a given sheet size, as well as differentiated by finish which can be either gloss, dull, matte, or silk. The coated paper market, in addition to being segmented by product grade, is divided into products which are coated on one side and products which are coated on both sides. Paper which is coated on one side is used in special applications such as consumer product and mailing label applications. The majority of coated paper production is two-sided which permits quality printing on both sides of the paper.

  Coated paper is used in corporate communications, advertising, brochures, magazine covers and upscale magazines, catalogues, direct mail promotions and educational text books. Uncoated paper is used by commercial printers, quick printers, large in-house copy/printing end-users and small business and home applications. Specialty and technical papers are used in business form printing, coated fabric converters, pressure-sensitive laminators, label printers and other niche market applications.

  The market for coated paper has historically experienced price fluctuations which are driven by production supply, end-user demand, inventory levels and, to a lesser degree, the availability and relative price of imported products. The growth in the supply of coated paper is driven by the installation of new paper machines at paper manufacturing facilities, each of which can take up to three years to construct.

COMPETITION

  The markets for coated free products are highly competitive with a number of major companies competing in each market. Warren competes mainly with U.S. and Canadian producers of coated free paper, and, to a lesser degree, European producers. Warren's principal competitors in the coated free market are Champion International, Westvaco Corporation, Consolidated Papers Inc., The Mead Corporation, International Paper Company, Appleton, and Potlatch Corporation. Competition is primarily on the basis of quality, service, price and breadth of product line, as well as product innovation, and sales and distribution support. Certain of Warren's competitors have greater financial resources than Warren, and certain of the mills operated by its competitors may be lower cost producers of pulp and coated paper than certain of the mills operated by Warren.

  Several factors contribute to Warren's competitive strengths in the coated free paper market, including high product quality, technological innovation, high brand recognition and a strong distribution network. Warren is the leading seller of #3 grade of coated free paper in North America and is among the leaders with respect to #1 and #2 grades based on sales for fiscal year 1997.

DISTRIBUTION

  Warren, unlike most of its competition, has made a strategic decision to sell all of its coated products through the merchant distribution system. Warren believes this policy increases the focus of the merchant sales force on the sale of its products. The Company's sales force sells coated paper to approximately 286 merchant distributing locations. Merchants are authorized to distribute Warren products by geographic area and handle competitors' lines to cover all segments of the market. Warren's sales force focuses on generating end-user demand, which is then serviced by the merchant distributors, and does not compete with the merchants to make sales.

  Merchants perform numerous functions, including sales, credit, warehousing, local distribution and promotional activities. They purchase the paper from Warren and resell it, marking up their purchase price from Warren to a competitive market price. The product is delivered to the customer either directly from the mill, a Warren distribution center or from the merchant's warehouse. The merchant handles credit review and payment collection and pays Warren's invoice without regard to final collection from the end-user customer.

  Warren sells uncoated paper in North America through a similar network of merchant distributors that it uses for coated paper, with some exceptions (approximately 315 merchant locations sell uncoated paper, versus the 286 which sell coated paper). Warren also distributes uncoated paper through original equipment manufacturers, catalogues and merchant stores and is beginning to explore additional distribution channels, such as warehouse clubs, office superstores and telemarketing.

  Warren sells both specialty and technical paper in North America directly to the customer base through the relevant sales force and ships products directly from the mill to the customer. Customers in the specialties market include label makers and casters of high pressure laminates and synthetic leather products.

EXPORT SALES

  Warren had sales to customers outside of the United States ("Export Sales") of $83.1 million, $179.1 million and $186.2 million for the nine months ended September 27, 1995, fiscal year 1996 and fiscal year 1997, respectively. Export Sales are primarily to Canada, Europe, Australia, Latin America and the Far East. The Company's sales outside North America are handled by divisions of Sappi.

CUSTOMERS

  For fiscal year 1997, the Company's customers that individually accounted for greater than 10% of sales were divisions or subsidiaries of International Paper Company, Central National-Gottesman Inc., and Unisource Worldwide, Inc. and certain affiliates of Sappi as a group. Each of these unaffiliated customers is a merchant that resells the Company's paper products to a wide range of end users. As indicated in the Notes to Consolidated Financial Statements, the loss of any of these customers without the comparable replacement of sales directly or indirectly to end users could have a material adverse effect on the Company's business and results of operations.

BACKLOG AND SEASONALITY

  Backlog as of October 1, 1997 was not significant. The Company had approximately three to four weeks of backlog depending upon the product and basis weights.

  The Company's operations are not significantly affected by seasonality, although the second and third quarters of the calendar year tend to be stronger than the first and fourth quarters.

PATENTS, TRADEMARKS AND LICENSES

  S.D. Warren is widely recognized for its product quality and technological innovation in the development and manufacture of coated free paper, which has allowed Warren to sustain the franchise value of its name brand products such as Somerset(R), Lustro(R), Strobe(R), Aero(R) and Patina(R).

  Although the Company owns or licenses a number of patents and patent applications that are important to its business, they are not material to the conduct of the Company's business as a whole. The Company believes that its position in each of its markets depends primarily on such factors as customer service, prompt and accurate delivery and diversity of products rather than on patent protection.

  The Company has a long history of product innovations. It was the first paper company to develop both one and two-sided coated paper, the first to develop dull and matte coated paper, the first to develop high bulk-to-weight coated paper and the first to develop lightweight coated free web. In addition, the Company has a number of proprietary technologies, including the on-line finishing technology and its Ultracast(R) electronbeam technology. The Company's on-line finishing technology is used in its production of coated paper as well as in its production of specialty papers.

RESEARCH AND DEVELOPMENT

  The Company's research and development efforts continue to focus on creating new and improved products as well as developing more efficient processes for producing them. The Company's research facility is located in Westbrook, Maine and employs approximately 93 people who work closely with marketing, sales and manufacturing personnel as well as the Company's customers to respond to needs for technological improvements and to meet market opportunities.

  The Company spent approximately $10.7 million, $15.6 million and $13.6 million on research and development activities for the nine months ended September 27, 1995, fiscal year 1996 and fiscal year 1997, respectively.

SUPPLY REQUIREMENTS

  The principal supply requirements for the manufacture of the Company's products are wood, pulp, energy and other supplies. The Company believes that it has adequate sources of these and other raw materials and supplies necessary for the manufacture of pulp and coated paper for the foreseeable future. In the event that any of the Company's suppliers is unable to meet its demands, the Company believes that adequate alternative suppliers or substitute materials would be available at comparable prices.

 Wood and Pulp

  For fiscal years 1996 and 1997, the Company manufactured approximately 65% of its pulp requirements. This vertical integration reduces the Company's exposure to (and ability to benefit from) fluctuations in the market price for pulp. All three of the Company's northern mills are integrated with respect to hardwood pulp production, and the Somerset, Maine mill also has softwood pulping capability. In addition, the Mobile, Alabama facility receives most of its pulp requirements from an adjacent pulp mill owned by Kimberly-Clark. In connection with the Acquisition, the Company entered into a long-term pulp supply agreement with Scott to supply the Company's Mobile paper mill with its wood pulp requirements (subject to minimum and maximum amounts) at prices generally based upon market prices, less a discount to reflect transportation and other cost savings. Kimberly-Clark is bound by the terms of the above-mentioned agreement. Additional pulp requirements for the remaining mills are purchased in the open market. In the event that any of the Company's pulp suppliers are unable to meet its demands, the Company believes it could obtain adequate supplies to meet its future pulp requirements.

  The Company owns approximately 911,000 gross acres of timberlands in Maine, 789,000 of which are net forested acres (or acres from which trees may be harvested). Approximately 373,000 of these acres produce softwood timber, such as spruce, fir, hemlock and white pine and 416,000 acres produce hardwood timber, such as beech, birch and maple. The Company believes it can harvest approximately 15,000 acres per year on a sustainable basis.

  The Company currently offers recycled products in all coated and some uncoated grade lines. The Company uses reprocessed fibers produced from its existing operations and purchases post consumer waste from several suppliers to meet market requirements for recycled products.

 Energy Requirements

  The Company's energy requirements are satisfied through wood and by-products derived from the Company's pulping process, coal, oil, purchased steam from the Mobile utility complex and natural gas, electricity and other.

  The Company's power requirements at its Somerset mill are currently satisfied through a power purchase agreement whereby the mill cogenerates electricity and sells the output to Central Maine Power ("CMP") at market rates. The CMP agreement relating to the Somerset mill also provides that the mill purchase electricity from CMP at the standard industrial tariff rate. The Somerset Agreement expires in the year 2012. Warren's long-term agreement with CMP relating to the Westbrook mill expired on October 31, 1997, and has been replaced by a short-term agreement with CMP in which the mill cogenerates electricity and sells the excess output not used by the mill to CMP at market rates. The short-term agreement for the Westbrook mill expires on April 30, 1998 and may be renewed monthly through October 1998.

  The Muskegon, Michigan mill cogenerates electricity, uses the total output in its operations, and purchases standby power service from Consumers Power Company at state regulated rates.

  In the past, Scott operated the Mobile facility (including the Warren paper mill, a pulp mill, a tissue mill and an energy facility) on an integrated basis. Prior to the Acquisition, Scott sold its energy facility at Mobile, and the buyer entered into a long-term agreement with Warren to provide electric power and steam to the paper mill.

EMPLOYEES AND LABOR RELATIONS

  As of October 1, 1997, the Company had approximately 3,950 employees. Approximately 71% of employees are represented by six international unions under ten different contracts. By early February 1997, the Company had reached a settlement on a new six-year labor agreement with its three major Somerset, Maine mill unions. The ratified contract reflects more flexible work rule provisions and a 3.0% annual wage increase for the term of the agreement. By October 1, 1997, the Company had reached settlement with both of its unions at Westbrook, with the unions in each case ratifying a new five year agreement with more flexible work rule provisions. The Company is engaged in negotiations with the two unions at Mobile whose contracts expired on June 1, 1997. Those affected employees are working under contract extensions which can be terminated upon 10 days notice. The Company's contracts with the two unions in Muskegon expire in June 1998. The Company has experienced no work stoppage in the U.S. in the past eight years and believes that its relationship with its employees is satisfactory.

ENVIRONMENTAL AND SAFETY MATTERS

  The Company is subject to a wide variety of environmental laws and regulations relating to, among other matters, air emissions, wastewater discharges, past and present landfill operations and hazardous waste management. These laws include the Federal Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and their respective state counterparts. The Company will continue to incur significant capital and operating expenditures to maintain compliance with applicable federal and state environmental laws. These expenditures include costs of compliance with federal worker safety laws, landfill expansions and wastewater treatment system upgrades.

  In addition to conventional pollutants, minute quantities of dioxins and other chlorinated organic compounds may be contained in the wastewater effluent of the Company's bleached kraft pulp mills in Somerset and Westbrook, Maine and Muskegon, Michigan. The most recent National Pollutant Discharge Elimination System ("NPDES") wastewater permit limits proposed by the EPA would limit dioxin discharges from the Company's Somerset and Westbrook mills to less than the level of detectability. The Company is presently meeting the EPA's proposed dioxin limits but it is not meeting the proposed limits for other parameters (e.g. temperature), and is attempting to revise these other wastewater permit limits for its facilities. While the permit limitations at these two facilities are being challenged, the Company continues to operate under existing EPA permits in accordance with accepted administrative practice. In addition, the Muskegon mill is involved, as one of various industrial plaintiffs, in litigation with the County of Muskegon ("the County"), regarding a 1994 ordinance governing the County's industrial wastewater pretreatment program. The lawsuit challenges, among other things, the treatment capacity availability and local effluent limit provisions of the ordinance. In July 1996, the court hearing the lawsuit rendered a decision substantially in favor of the Company and the other plaintiffs, but the County has appealed the court's decision. If the Company and the other plaintiffs do not prevail in that appeal or are not successful in ongoing negotiations with the County, the Company may not be able to obtain additional treatment capacity for future expansions and the County could impose stricter permit limits. In June 1997, the

EPA sued the County for failure to implement and enforce its industrial pre-treatment operations associated with its operation of the wastewater facility. The Company is uncertain as to the effects, if any, of this action on its current dispute with the County which has raised the industrial users' contractual rights as an issue in the EPA lawsuit. Recently, the group of industrial users and the municipalities filed motions to intervene in the lawsuit. The imposition of currently proposed permit limits or the failure of the Muskegon lawsuit could require substantial additional expenditures, including short-term expenditures, and may lead to substantial fines for any noncompliance.

  In November 1993, the EPA announced proposed regulations that would impose new air and water quality standards aimed at further reductions of pollutants from pulp and paper mills, particularly those conducting bleaching operations (generally referred to as the "cluster rules"). Final promulgation of the cluster rules is expected to occur before the end of calendar year 1997, with compliance with the rules required beginning in 2000. The Company believes that environmental compliance expenditures, the bulk of which are for the cluster rules compliance, will require aggregate capital expenditures of approximately $70.0 million to $112.0 million through 2000, of which $20.0 million has already been incurred. The ultimate financial impact to the Company of compliance with the cluster rules will depend upon the cost and availability of new technology.

  The Company's mills generate substantial quantities of solid wastes and by-products that are disposed of at permitted landfills and solid waste management units at the mills. The Company is currently planning to expand the landfill at the Somerset mill at a projected total cost of approximately $13.0 million, of which approximately $4.0 million will be spent prior to 2000 with the remainder being spent subsequent to 2004.

  The Muskegon mill has had discussions with the Michigan Department of Environmental Quality ("DEQ") regarding a wastewater surge pond adjacent to the Muskegon Lake. The DEQ presently is considering whether the surge pond is in compliance with Michigan Act 451 (Part 31 of the Natural Resource and Environmental Protection Act) regarding potential discharges from that pond. The matter is now subject to the results of a pending engineering investigation. There is a possibility that, as a result of DEQ requirements, the surge pond may be closed in the future. The Company estimates the cost of closure will be approximately $2.0 million. In addition, if it is necessary to replace the functional capacity of the surge pond with above-grade structures, the Company preliminarily estimates that up to an additional $8.0 million may be required for such construction costs.

  Warren has been identified as a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), or analogous state law, for cleanup of contamination at seven sites. Based upon the Company's understanding of the total amount of liability at each site, its calculation of its percentage share in each proceeding, and the number of potentially responsible parties at each site, the Company presently believes that its aggregate exposure for these matters will not be material. Moreover, as a result of the Acquisition, Warren's former parent, Scott, agreed to indemnify and defend the Company for and against, among other things, the full amount of any damages or costs resulting from the off-site disposal of hazardous substances occurring prior to the date of the Acquisition, including all damages and costs related to these seven sites. Since the date of the Acquisition, Scott, and subsequently Kimberly-Clark, has been performing under the terms of this environmental indemnity and defense provision and, therefore, the Company has not expended any funds with respect to these seven sites.

  The Company currently has a demolition project in progress at its Westbrook facility for health and safety reasons which is expected to be completed in the year 2001. Total costs of the project are estimated to be approximately $10.0 million, of which approximately $5.8 million had been spent as of October 1, 1997. The Company recognizes these costs as they are incurred.

  The Company does not believe that it will have any liability under emergency legislation enacted by the State of Maine to cover a significant shortfall in the Maine workers' compensation system through assessments of employers and insurers; however, there can be no assurance that the existing legislation will fully address the shortfall.

ITEM 2. PROPERTIES

  Warren's principal executive offices are located in Boston, Massachusetts. The Company believes that its property and equipment are generally well maintained, in good operating condition and adequate for its present needs. The inability to renew any short-term leases would not have a material adverse effect on the Company's financial position or results of operations.

  The following table sets forth the location and use of the Company's principal facilities, which are owned in fee unless otherwise indicated. All of the Company's principal properties are pledged as collateral under Warren's Credit Facilities (see the Notes to Consolidated Financial Statements).

            LOCATION                                          USE
            --------                                          ---
Skowhegan, Maine (Somerset Mill).  Manufacturing facility for the manufacture of coated paper, and softwood and hardwood pulp.
Muskegon, Michigan...............  Manufacturing facility for the manufacture of coated paper and hardwood pulp, and a warehouse (a).
Mobile, Alabama..................  Manufacturing facility for the manufacture of uncoated and specialty paper, a warehouse, a
                                    warehouse/distribution center (b) and
                                    offices (c).
Westbrook, Maine.................  Manufacturing facility for the manufacture of specialty paper, high bulk coated paper and hardwood pulp. A
                                    research and development facility is also located at
                                    this site.
Allentown, Pennsylvania..........  Coated paper sheeting facility and distribution center
                                    (d).
Atlanta, Georgia.................  Distribution center (e).
Schaumburg, Illinois.............  Distribution center (f).
Grand Prairie, Texas.............  Distribution center (g).

--------
(a) Subject to a lease that operates on a month to month basis.
(b) Subject to a lease expiring in December 2014.
(c) Subject to a lease expiring in December 2019.
(d) Subject to a lease expiring in May 2001.
(e) Subject to a lease expiring in February 2001.
(f) Subject to a lease renewable annually.
(g) Subject to a lease expiring in September 1999.

ITEM 3. LEGAL PROCEEDINGS

  The Company is involved in various lawsuits, environmental and administrative proceedings. The relief sought in such lawsuits and proceedings includes injunctions, damages and penalties. Although the final result in these suits and proceedings cannot be predicted with certainty, it is the present opinion of management, after consulting with legal counsel and based on the Company's financial position and the information available to date that they will not have a material effect on the Company's financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

  On July 30, 1997, Sappi Deutschland, then holder of record of 77.12% of the shares of common stock of Holdings approved the execution of the Merger Agreement and the consummation of the Merger (both as defined in Management's Discussion and Analysis of Results of Operations and Financial Condition-- Control by Sappi).

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  There is no established public trading market for the common stock of the Company. The common stock of the Company has not been traded or sold publicly, and accordingly, no information with respect to sales practice or quotations is available.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth selected consolidated statement of operations data, consolidated share data and consolidated balance sheet data for Holdings and the Predecessor Corporation. Holdings owns all of the outstanding common stock of Warren (the "Successor Corporation"). Holdings is a holding company with no material assets other than its investment in Warren. All of the operations of Holdings (other than the management of its investment in Warren and the provision of certain corporate services to Warren) are currently conducted through Warren. The selected financial data for the year ended December 25, 1993, the nine months ended September 24, 1994 and the period from September 25, 1994 through December 20, 1994 are derived from the combined financial statements of the Predecessor Corporation, which have been audited by Deloitte & Touche LLP. The selected financial data for the period from December 21, 1994 through September 27, 1995, the year ended October 2, 1996 (which includes 53 weeks) and the year ended October 1, 1997 are derived from the consolidated financial statements of Holdings which have been audited by Deloitte & Touche LLP. Operating data for any periods less than one year is not necessarily indicative of the results that may be expected for the full year. Further, data for the Predecessor and Successor Corporations are not necessarily comparable as a result of a new basis of accounting for the Successor Corporation and the adoption of certain accounting policies.

                                                          SEPTEMBER 25,  DECEMBER 21,
                              YEAR         NINE MONTHS        1994           1994          YEAR         YEAR
                              ENDED           ENDED          THROUGH        THROUGH       ENDED        ENDED
                          DECEMBER 25,    SEPTEMBER 24,   DECEMBER 20,   SEPTEMBER 27,  OCTOBER 2,   OCTOBER 1,
                              1993            1994            1994           1995          1996         1997
                         --------------- --------------- --------------- ------------- ------------ ------------
                           S.D. WARREN     S.D. WARREN     S.D. WARREN
                           COMPANY AND     COMPANY AND     COMPANY AND   CONSOLIDATED  CONSOLIDATED CONSOLIDATED
                         CERTAIN RELATED CERTAIN RELATED CERTAIN RELATED SDW HOLDINGS  SDW HOLDINGS SDW HOLDINGS
                           AFFILIATES      AFFILIATES      AFFILIATES     CORPORATION  CORPORATION  CORPORATION
                          (PREDECESSOR)   (PREDECESSOR)   (PREDECESSOR)   (SUCCESSOR)  (SUCCESSOR)  (SUCCESSOR)
                         --------------- --------------- --------------- ------------- ------------ ------------
                                             (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)
CONSOLIDATED STATEMENT
 OF OPERATIONS DATA:
 Sales..................    $ 1,143.6       $  828.8        $  313.6       $ 1,155.8    $ 1,441.6     $1,405.6
 Gross profit...........        168.1          106.4            49.9           269.8        255.0        290.2
 Selling, general and
  administrative
  expense...............         91.7           72.1            22.2            96.2        134.0        137.9
 Restructuring..........         66.1            --              --              --           --          10.0
 Income from
  operations............         10.3           34.3            27.7           173.6        121.0        142.3
 Other income (expense),
  net...................          0.1            0.1            (0.5)            3.2         (0.1)         4.1
 Interest expense.......          8.5            6.4             2.3           106.0        108.9         99.0
 Income tax expense.....          6.5           11.2             9.9            28.4          5.1         19.2
 Dividends and accretion
  on Warren Series B
  preferred stock.......          --             --              --              9.1         13.5         15.2
 Extraordinary item, net
  of tax................          --             --              --              --          (2.0)         --
 Net income (loss)......         (4.6)          16.8            15.0            33.3         (8.6)        13.0
 Dividends on preferred
  stock.................          --             --              --              4.6          6.9          7.9
 Net income (loss)
  applicable to common
  stockholders..........         (4.6)          16.8            15.0            28.7        (15.5)         5.1
CONSOLIDATED SHARE
 DATA(1):
 Net income (loss)
  applicable to common
  stockholders..........    $     --        $    --         $    --        $  279.35    $ (176.45)    $  49.74
 Weighted average common
  shares outstanding....          --             --              --          102,740       87,843      102,537
CONSOLIDATED BALANCE
 SHEET DATA (AT END OF
 PERIOD):
 Cash and cash
  equivalents...........    $     2.1       $    4.7        $   75.0       $    62.2    $    49.0     $  180.7
 Working capital........         47.1          156.2           233.2           177.9        109.8        179.5
 Total assets...........      1,711.7        1,676.9         1,737.1         1,887.3      1,725.4      1,632.0
 Total debt (including
  current maturities)...        124.3          119.8           119.3         1,127.4        948.9        767.1
 Warren Series B
  preferred stock.......          --             --              --             74.5         88.0        103.2
 Preferred stock........          --             --              --             42.1         49.0         56.9
 Parent's equity........      1,088.1        1,136.5         1,219.1             --           --           --
 Stockholders' equity...          --             --              --            365.1        356.5        368.9

-------
(1) Share and per share data for the period from December 21, 1994 through September 27, 1995 and the year ended October 2, 1996 have been restated to give effect to the September 5, 1997 recapitalization of Holdings using a ratio of 35.0 million shares of common stock before the recapitalization to 0.1 million shares of common stock after the recapitalization.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  Holdings owns all of the outstanding common stock of Warren. Holdings is a holding company with no material assets other than its investment in Warren. All of the operations of Holdings (other than the management of its investment in Warren and the provision of certain corporate services to Warren) are currently conducted through Warren. The following discussion relates principally to the results of operations and financial condition of Warren. Accordingly, Holdings, together with Warren, is referred to collectively in Management's Discussion and Analysis of Results of Operations and Financial Condition as the "Company."

  The Company manufactures printing, publishing and specialty papers and has pulp operations vertically integrated with certain of its manufacturing facilities. The Company currently operates four paper mills with total annual production capacity of approximately 1.5 million tons of paper. The Company also operates a sheeting and distribution facility in Allentown, Pennsylvania with annual sheeting capacity of approximately 95,000 tons, with other sheeting capabilities located at its Muskegon, Michigan mill (162,000 tons) and Mobile, Alabama mill (137,000 tons). The Company owns approximately 911,000 acres of timberlands in the State of Maine and operates several regional distribution facilities.

  On December 20, 1994, SDW Acquisition acquired from Scott, which has since been acquired by Kimberly-Clark, all of the outstanding capital stock of Warren. Immediately following the Acquisition, SDW Acquisition merged with and into Warren (the "Acquisition Merger"), with Warren surviving. See the Notes to Consolidated Financial Statements for information regarding the Acquisition.

  The Company wishes to caution readers that this discussion and analysis contains certain "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. The words "believe," "anticipate," "intend," "estimate," "plan," "assume" and other similar expressions which are predictions of or indicate future events and future trends which do not relate to historical matters identify forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which are in some cases beyond the control of the Company and may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Certain factors that may cause such differences include but are not limited to the following: global economic and market conditions; production and capacity in the United States and Europe; production and pricing levels of pulp and paper; any major disruption in production at the Company's key facilities; alterations in trade conditions in and between the United States and other countries where the Company does business; and changes in environmental, tax and other laws and regulations.

MARKET OVERVIEW

  The market for coated paper has historically experienced price fluctuations which are driven by North American supply/demand imbalances, inventory shifts and, to a lesser degree, the availability and relative pricing of imported products. During fiscal year 1996, the industry built coated free inventory which peaked at 598,000 tons in May 1996. This producer inventory had, however, dropped to a level of approximately 413,000 tons by the end of fiscal year 1997. In addition to the reduction in inventory, mill shipments increased, indicating a return to more normal demand growth patterns that have averaged about 5% per year over the past 10 years. The industry has shipped over 400,000 tons of coated free paper per month for six consecutive months for the first time in its history, and because of the steady volume increase, there has been incremental improvement and firming of pricing during the Company's last fiscal quarter. Coated groundwood shipments have increased by approximately 18% over 1996 and pricing has firmed. Since coated groundwood pricing can provide a floor for coated free pricing, the upward trend in coated groundwood shipments and pricing, as well as the increase in coated free paper shipments over the prior year, supported a firming in the coated free sheet price.

  The uncoated and technical specialty side of the business experienced a strong demand in the latter part of the fiscal year with sales volume for fiscal year 1997 at 108% of fiscal year 1996. The Company continues to push higher value opportunities in order to optimize sales mix, although average net selling prices for this area of business ended the year marginally down from the fiscal year 1996 average. The specialty business, consisting of pressure sensitive and release casting papers, experienced consistent demand for its products during the year.

  Any failure of the industry to maintain its recovery in the future, or any prolonged or severe weakness in the market for any of the Company's products in the future, may adversely affect the Company's financial position, results of operations and cash flows. In addition, new coated paper capacity scheduled for the end of calendar year 1997 in Europe and the Far East, as well as certain machine conversions during 1997 to coated free sheet manufacture in the United States, will impact market supply/demand balance and may constrain upward movement of coated prices.

  The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

RESULTS OF OPERATIONS

 FISCAL YEAR 1997 COMPARED TO THE FISCAL YEAR 1996

  The following discussion compares the results of operations for fiscal year 1997 with fiscal year 1996 (which included 53 weeks). The additional week in fiscal year 1996 did not have a significant impact on sales or other operating results.

 Sales

  Sales for fiscal year 1997 were $1,405.6 million compared to $1,441.6 million for fiscal year 1996, a decrease of $36.0 million or 2.5%. This decrease was primarily due to a 7% decrease in average net sales per paper ton which was partially offset by a 61,000 ton increase in paper shipment volume over the previous year. Paper sales volume for fiscal year 1997 totaling 1.336 million tons was achieved despite a flood-related closure of the Westbrook mill during the first fiscal quarter of 1997. The volume improvement was driven by strong marketing efforts, including certain successful new product launches, and supported by improved levels of productivity.

 Cost of Goods Sold

  Cost of goods sold for fiscal year 1997 was $1,115.4 million compared to $1,186.6 million for fiscal year 1996, a decrease of $71.2 million or 6.0%. Cost of goods sold on a per paper ton basis decreased to $820 per ton from $917 per ton for the prior year. The decrease is primarily due to aggressive cost reduction initiatives including more efficient maintenance and staffing levels, decreased chemical and other material procurement costs and lower fiber input costs. Productivity improvements were achieved in both the pulp and paper operations which also contributed to the improved cost structure.

 Selling, General and Administrative Expense

  Selling, general and administrative expense was $137.9 million for fiscal year 1997 compared to $134.0 million for fiscal year 1996, an increase of $3.9 million. The increase was due primarily to the opening of additional regional distribution centers, professional services supporting the Company's profit improvement initiatives, and other administrative expenses.

 Restructuring

  In October 1996, the Company commenced a restructuring plan which resulted in a pretax charge of $10.0 million taken during fiscal year 1997 to cover the costs related to the reduction of approximately 200 salaried positions or approximately 14% of the Company's salaried work force.

 Other Income (Expense), net

  Other income (expense), net for fiscal year 1997 was $4.1 million income compared to $0.1 million expense for fiscal year 1996. This change was largely due to higher interest income resulting from higher average cash balances on hand during fiscal year 1997.

 Interest Expense, Taxes, and Dividends and Accretion on Warren Series B Preferred Stock

  Interest expense for fiscal year 1997 was $99.0 million compared to $108.9 million for fiscal year 1996. The $9.9 million reduction in interest expense was primarily due to lower levels of outstanding debt. Interest expense includes the amortization of deferred financing fees.

  Income tax expense was $19.2 million for fiscal year 1997 compared to $5.1 million for the prior year, primarily reflecting the change in the Company's earnings level.

  Dividends and accretion on Warren Series B Redeemable Exchangeable Preferred Stock ("Warren Series B Preferred Stock") of $15.2 million and $13.5 million for the fiscal year 1997 and fiscal year 1996, respectively, are accounted for as the equivalent of a minority interest for financial statement purposes.

 FISCAL YEAR 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 27, 1995

  The following discussion compares the results of operations for fiscal year 1996, which includes 53 weeks, with the nine months ended September 27, 1995. The nine months ended September 27, 1995 represents the Company's post-Acquisition (December 20, 1994) results. The Predecessor Corporation's financial statements for periods prior to the Acquisition are not comparable to the Company's financial statements. Results (in terms of dollar amounts) for fiscal year 1996, and the nine months ended September 27, 1995 are not directly comparable due to the differences in periods reported. The additional week in fiscal year 1996 did not have a significant impact on sales or the other results as a percentage of sales. Accordingly, Management's Discussion and Analysis of Results of Operations and Financial Condition for these periods is generally based upon a comparison of specified results as a percentage of total sales. The following table indicates the results of operations as a percent of sales:

                                               NINE MONTHS          YEAR
                                                  ENDED             ENDED
                                            SEPTEMBER 27, 1995 OCTOBER 2, 1996
                                                    %                 %
                                            ------------------ ---------------
      Cost of goods sold...................        76.7             82.3
      Selling, general and administrative
       expense.............................         8.3              9.3
      Other income (expense)...............         0.3              --
      Interest expense.....................         9.2              7.6
      Income tax expense...................         2.5              0.4
      Extraordinary item, net of tax.......         --               0.1

 Sales

  The Company's sales for fiscal year 1996 were $1,441.6 million, which was below the annualized sales for the nine months ended September 27, 1995. However, sales volume, expressed as tons per day, was approximately 3,500 tons for fiscal year 1996 which was marginally higher than that for the nine months ended September 27, 1995. Average net revenue per ton sold for fiscal year 1996 fell to approximately $1,096 compared to $1,173 for the nine months ended September 27, 1995, a 7% decline.

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

 Selling, General and Administrative Expense

  Selling, general and administrative expense of $134.0 million was 9.3% of sales for fiscal year 1996 as compared to 8.3% of sales for the nine months ended September 27, 1995. This increase was primarily due to the continued post-Acquisition increase in administrative expenses. Administrative expenses increased primarily as a result of costs incurred to obtain the appropriate level of administrative services that were previously performed by Scott.

 Other Income (Expense), net

  Other income (expense), net for fiscal year 1996 was a $0.1 million expense compared to $3.2 million income for the nine months ended September 27, 1995. This decrease was primarily due to costs associated with the securitization of a large portion of the Company's trade receivables (see Liquidity and Capital Resources) as well as a $1.0 million reduction in interest income due to lower average cash balances available for short-term investment.

 Interest Expense and Taxes

  The Company's interest expense of $108.9 million was 7.6% of sales for fiscal year 1996 as compared to 9.2% for the nine months ended September 27, 1995. The decrease represents lower average outstanding borrowings primarily due to the $100.0 million reduction of long-term debt with cash received from the sale of a significant portion of the Company's accounts receivable and repayment of $75.4 million of bank debt pursuant to an excess cash flow requirement as defined in the Credit Agreement. See the Notes to Consolidated Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities was $222.6 million for fiscal year 1997 as compared to $216.6 million for fiscal year 1996. The increase is due mainly to the improved earnings level in 1997 together with the impact of increases in accounts payable, accrued and other liabilities and a decrease in inventories, countered by the effect of the receipt in 1996 of $90.0 million of proceeds from the sale of the Company's accounts receivable. The increase in accounts payable, accrued and other liabilities during fiscal year 1997 was primarily attributable to the timing of payments for certain raw materials and interest, and increases in short-term retirement plan and restructuring accruals.

  Operating working capital decreased from $79.8 million at October 2, 1996 to an operating working capital deficit of $12.0 million at October 1, 1997. Operating working capital is defined as trade accounts receivable, other receivables and inventories less accounts payable and accrued and other current liabilities. This decrease primarily resulted from an increase in accounts payable and accrued and other current liabilities, and decreases in trade and other receivables and inventories.

  During fiscal year 1997, the Company received $150.4 million as proceeds from the sale/leaseback of one of the Company's paper machines at its Somerset facility. In connection with the transaction, the Company entered into a 15 year agreement to lease back the paper machine. Rental payments of approximately $7.6 million will be made semi-annually in arrears in January and July. The sale/leaseback agreement is being accounted for as an operating lease. The gain on the transaction of approximately $17.4 million was deferred and is being amortized as an adjustment to future rent payments.

  Due to exceptionally heavy rains, the Presumpscot River flooded the Westbrook mill on October 21, 1996. The flooding resulted in the temporary closure of the mill. Damage to mill equipment has since been repaired, and normal operating mill conditions have been restored. In connection with the flood, the Company spent $44.1 million to refurbish the mill, of which $4.0 million was capitalized representing improvements to existing plant assets. The Company received, net of deductibles of $3.5 million, insurance proceeds totaling $52.7 million of which $40.9 million related to the refurbishment and $11.8 million related to business interruption claims. All claims have been submitted and finalized as of October 1, 1997.

  Capital expenditures for fiscal 1997 were $61.0 million, up from $51.3 million for fiscal year 1996. In addition, the Company believes that environmental compliance expenditures, the bulk of which are for cluster rules compliance, will aggregate capital expenditures of approximately $70.0 million to $112.0 million through 2000, of which $20.0 million has already been incurred. The Company believes that cash generated by operations and amounts available under its revolving credit facility will be sufficient to meet its ongoing operating and capital expenditure requirements.

  Net cash used in financing activities was $177.3 million for fiscal year 1997 as compared to $181.2 million for the previous fiscal year. Net cash used in financing activities for fiscal year 1997 is comprised primarily of $38.1 million of proceeds received from the refinancing and issuance of certain new industrial revenue bonds, which was more than offset by the related redeeming, refunding and defeasing of an aggregate of $28.1 million of industrial revenue bonds and $182.5 million of term loan repayments, $100.3 million of which was obtained from the proceeds of the sale/leaseback transaction. During fiscal year 1996, the Company repaid $176.3 million of its term loans, $90.0 million of which was repaid from the proceeds received from the sale of the Company's accounts receivable.

 Debt and Preferred Stock

  At October 1, 1997, long-term debt was $739.8 million compared to $902.5 million at October 2, 1996, a decrease of $162.7 million. The current maturities of long-term debt balance of $27.3 million at October 1, 1997 primarily represents the amounts payable in June 1998 under the Company's term loan facilities under the Credit Agreement (as defined in the Notes to Consolidated Financial Statements).

  Warren has a $250.0 million revolving credit facility to finance working capital needs. At October 1, 1997, Warren did not have any borrowings outstanding under this facility, resulting in an unused borrowing capacity of approximately $239.0 million, after giving effect to outstanding letters of credit, which may be used to finance working capital needs. Warren is required to pay a commitment fee, which is based on the achievement of a certain financial ratio, of between 0.375% and 0.5% per annum on the average daily unused commitment available under the revolving credit facility.

  The Credit Agreement, as presently written, requires an Excess Cash Flow prepayment of approximately $77.0 million relating to fiscal year 1997 to be paid on December 30, 1997. However, the Company is in the process of renegotiating the Credit Agreement, and the terms of the new agreement are expected to reduce or eliminate this Excess Cash Flow prepayment. In the event that the new agreement is not in place before December 30, 1997 or that the Excess Cash Flow prepayment is not entirely eliminated, the Company intends to fund this prepayment from the Revolving Credit Facility. Accordingly, the amount of the prepayment is included in long-term debt in the accompanying consolidated balance sheet at October 1, 1997.

  In addition, Warren had approximately $150.8 million and $170.5 million of letters of credit outstanding under its letter of credit facility at October 1, 1997 and October 2, 1996, respectively. Warren pays a commission, which is based on the achievement of a certain financial ratio, of between 1.00% and 2.50% on outstanding letters of credit and an issuance fee of between 0.125% and 0.25% per annum on letters of credit issued.

  The Credit Agreement, as amended, contains restrictive covenants which limit the Company with respect to certain matters including, among other things, the ability to incur debt, pay dividends, make acquisitions, sell assets, merge, grant or incur liens, guarantee obligations, make investments or loans, make capital expenditures, create subsidiaries or change its line of business. The Credit Agreement also restricts the Company from prepaying certain of its indebtedness. Under the Credit Agreement, the Company is required to satisfy certain financial covenants which will require the Company to maintain specified financial ratios, including a minimum interest coverage ratio, a maximum leverage ratio and a net worth test. The Company has obtained consent from the lenders under the Credit Agreement to use a portion of the proceeds of the sale/leaseback, including the payment from time to time of dividends to Holdings on or prior to September 30, 1998 for the purpose of redeeming the Preferred Stock (as defined in the Notes to Consolidated Financial Statements), subject to certain conditions and limitations.

  The Company is required by the terms of the Credit Agreement to enter into fixed rate interest protection agreements on a portion of its outstanding debt. At October 1, 1997 and October 2, 1996, $205.0 million of debt was covered by such interest rate protection agreements. These agreements expire at varying dates between December 1997 and January 2000.

  Warren has successfully solicited the consent (the "Consent") of the holders (the "Note Holders") of the Warren Series B Senior Subordinated Notes ("Notes") to the approval of a waiver under which the Note Holders have (a) consented to the payment of a dividend (the "Dividend") to Holdings for the purpose of redeeming (the "Redemption") all of the Preferred Stock and (b) agreed that the consummation of each of such Dividend and such Redemption do not violate the restricted payment covenant of the Indenture (the "Indenture") governing the Notes. The approved Consent permits Warren to pay the Dividend for the purpose of effecting the Redemption of all of the Preferred Stock. At October 1, 1997, the redemption value of the Preferred Stock was $56.9 million.

  The Company does not currently anticipate paying any cash dividends on the Warren Series B Preferred Stock for any period ending on or prior to December 15, 1999. In addition, the terms of the Credit Agreement and the Indenture relating to the Notes (as defined in the Notes to Consolidated Financial Statements) limit the amount of cash dividends the Company may pay with respect to preferred stock and other equity securities both before and after that date. See the Notes to Consolidated Financial Statements.

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

OTHER ITEMS

 Environmental and Safety Matters

  The Company is subject to a wide variety of environmental laws and regulations relating to, among other matters, air emissions, wastewater discharges, past and present landfill operations and hazardous waste management. These laws include the Federal Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and their respective state counterparts. The Company will continue to incur significant capital and operating expenditures to maintain compliance with applicable federal and state environmental laws. These expenditures include costs of compliance with federal worker safety laws, landfill expansions and wastewater treatment system upgrades.

  In addition to conventional pollutants, minute quantities of dioxins and other chlorinated organic compounds may be contained in the wastewater effluent of the Company's bleached kraft pulp mills in Somerset and Westbrook, Maine and Muskegon, Michigan. The most recent National Pollutant Discharge Elimination System ("NPDES") wastewater permit limits proposed by the EPA would limit dioxin discharges from the Company's Somerset and Westbrook mills to less than the level of detectability. The Company is presently meeting the EPA's proposed dioxin limits but it is not meeting the proposed limits for other parameters (e.g. temperature), and is attempting to revise these other wastewater permit limits for its facilities. While the permit limitations at these two facilities are being challenged, the Company continues to operate under existing EPA permits in accordance with accepted administrative practice. In addition, the Muskegon mill is involved, as one of various industrial plaintiffs, in litigation with the County of Muskegon (the "County") regarding a 1994 ordinance governing the County's industrial wastewater pretreatment program. The lawsuit challenges, among other things, the treatment capacity availability and local effluent limit provisions of the ordinance. In July 1996, the court hearing the lawsuit rendered a decision substantially in favor of the Company and other plaintiffs, but the County has appealed the court's decision. If the Company and the other plaintiffs do not prevail in that appeal or are not successful in ongoing negotiations with the County, the Company may not be able to obtain additional treatment capacity for future expansions and the County could impose stricter permit limits. In June 1997, the EPA sued the County for failure to implement and enforce its industrial pre-treatment operations associated with its operation of the wastewater facility. The Company is uncertain as to the effects, if any, of this action on its current dispute with the County which has raised the industrial users' contractual rights as an issue in the EPA lawsuit. Recently the group of industrial users and the municipalities filed motions to intervene in the lawsuit. The imposition of currently proposed permit limits or the failure of the Muskegon lawsuit could require substantial additional expenditures, including short-term expenditures, and may lead to substantial fines for any noncompliance.

  In November 1993, the EPA announced proposed regulations that would impose new air and water quality standards aimed at further reductions of pollutants from pulp and paper mills, particularly those conducting bleaching operations (generally referred to as the "cluster rules"). Final promulgation of the cluster rules is expected to occur before the end of calendar year 1997, with compliance with the rules required beginning in 2000. The Company believes that environmental compliance expenditures, the bulk of which are for the cluster rules compliance, will require aggregate capital expenditures of approximately $70.0 million to $112.0 million through 2000 of which $20.0 million has already been incurred. The ultimate financial impact to the Company of compliance with the cluster rules will depend upon the cost and availability of new technology.

  The Company's mills generate substantial quantities of solid wastes and by-products that are disposed of at permitted landfills and solid waste management units at the mills. The Company is currently planning to expand the landfill at the Somerset mill at a projected total cost of approximately $13.0 million, of which approximately $4.0 million will be spent prior to the year 2000 with the remainder being spent subsequent to 2004.

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

  Warren has been identified as a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), or analogous state law, for cleanup of contamination at seven sites. Based upon the Company's understanding of the total amount of liability at each site, its calculation of its percentage share in each proceeding, and the number of potentially responsible parties at each site, the Company presently believes that its aggregate exposure for these matters will not be material. Moreover, as a result of the Acquisition, Warren's former parent, Scott, agreed to indemnify and defend the Company for and against, among other things, the full amount of any damages or costs resulting from the off-site disposal of hazardous substances occurring prior to the date of the Acquisition, including all damages and costs related to these seven sites. Since the date of the Acquisition, Scott, and subsequently Kimberly-Clark, has been performing under the terms of this environmental indemnity and defense provision and, therefore, the Company has not expended any funds with respect to these seven sites.

  The Company currently has a demolition project in progress at its Westbrook facility for health and safety reasons which is expected to be completed in the year 2001. Total costs of the project are estimated to be approximately $10.0 million, of which approximately $5.8 million had been spent as of October 1, 1997. The Company recognizes these costs as they are incurred.

  The Company does not believe that it will have any liability under emergency legislation enacted by the State of Maine to cover a significant shortfall in the Maine workers' compensation system through assessments of employers and insurers; however, there can be no assurance that the existing legislation will fully address the shortfall.

 Employees and Labor Relations

  As of October 1, 1997, the Company had 3,956 employees. Approximately 71% of employees are represented by six international unions under ten different contracts. By early February 1997, the Company had reached a settlement on a new six-year labor agreement with its three major Somerset, Maine mill unions. The ratified contract reflects more flexible work rule provisions and a 3.0% annual wage increase for the term of the agreement. By October 1, 1997, the Company had reached settlement with both of its unions at Westbrook, with the unions in each case ratifying a new five year agreement with more flexible work rule provisions. The Company is engaged in negotiations with the two unions at Mobile whose contracts expired on June 1, 1997. Those affected employees are working under contract extensions which can be terminated upon 10 days notice. The Company's contracts with the two unions in Muskegon expire in June 1998. The Company has experienced no work stoppage in the U.S. in the past eight years and believes that its relationship with its employees is satisfactory.

 Long-Term Contracts

  In connection with the Acquisition, Warren entered into long-term (25 years initially, subject to mill closures and certain force majeure events) agreements with Scott for the supply of pulp and water and the treatment of effluent at the Mobile mill. Wood pulp is supplied generally at market prices. Pulp prices are discounted due to the elimination of freight costs associated with delivering pulp to Warren's Mobile mill and pulp quantities are subject to minimum (170,000 to 182,400 tons per year) and maximum (220,000 to 233,400 tons per year) limits. Prices for other services to be provided by Scott are generally based upon cost. Warren has entered into a long-term agreement to purchase electric power and steam for the Mobile mill at rates generally comparable to market tariffs, including fuel cost and capital recovery components. During the nine months ended September 27, 1995, fiscal year 1996 and fiscal year 1997, the Company purchased pulp and utilities under these agreements aggregating $127.3 million, $148.0 million and $108.0 million, respectively.

  The Company's power requirements at its Somerset mill are currently satisfied through a power purchase agreement whereby the mill cogenerates electricity and sells the output to CMP at market rates. The CMP agreement relating to the Somerset mill also provides that the mill purchase electricity from CMP at the standard industrial tariff rate. The Somerset Agreement expires in the year 2012. Warren's long-term agreement with CMP relating to the Westbrook mill expired on October 31, 1997, and has been replaced by a short-term agreement with CMP in which the mill cogenerates electricity and sells the excess output not used by the mill to CMP at market rates. The short-term agreement for the Westbrook mill expires on April 30, 1998 and may be renewed monthly through October 1998. As of the date of the Acquisition of the Company, the Company established a deferred asset of approximately $32.3 million to reflect the fair value of the Somerset and now expired Westbrook agreements. For the nine months ended September 27, 1995, fiscal year 1996 and fiscal year 1997, amortization expense related to this asset approximated $10.8 million, $12.0 million, and $9.5 million, respectively. As of October 1, 1997, the asset was fully amortized.

 Regulatory Matters

  On November 5, 1996, a proposed binding referendum measure to eliminate clearcutting in unincorporated areas in the State of Maine was defeated. A competing measure, which could have established new forestry standards stricter than current law, but which would not have completely banned clearcutting, received a plurality vote. This competing measure was resubmitted to the voters under Maine law on November 4, 1997 and was defeated. The consequences of the vote to the Company are not expected to be material, because such proposed measure generally reflected sustainable forestry initiatives already voluntarily adopted by the Company.

  The Company is also involved in various other lawsuits and administrative proceedings. The relief sought in such lawsuits and proceedings includes injunctions, damages and penalties. Although the final results in these suits and proceedings cannot be predicted with certainty, it is present opinion of the Company, after consulting with legal counsel, that they will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

 Year 2000

  The Company is addressing the millenium computer date ("Year 2000") issue by contracting with a national consulting group specializing in Year 2000 initiatives. A company-wide systems assessment has identified the systems requiring modification or replacement to become Year 2000 compliant. This initiative is expected to be completed by March 31, 1999 and, for those systems not currently being replaced in terms of an implementation of a company-wide integrated application system, is estimated to aggregate approximately $6.0 million in expenditures.

 Control by Sappi

  On May 27, 1997 Western Ventures Limited ("WVL"), an indirect, wholly owned subsidiary of Sappi, acquired certain minority common equity interests (including both Common Stock, and Class A Warrants and Class B Warrants (the "Warrants")) in Holdings (the "Minority Acquisition") for an aggregate price of $138.0 million, or $17.25 per share of Common Stock or Common Stock equivalent. WVL exercised, for a price of $0.01 per common share issued, all of the Warrants acquired in the Minority Acquisition upon the consummation thereof. As a result of the exercise of the Warrants, Holdings issued 4,252,343 shares of Common Stock. As part of the financing for the Minority Acquisition, on June 27, 1997, WVL sold the Common Stock acquired in the Minority Acquisition to Heritage Springer Limited ("HSL"), a British Virgin Island company, and HSL pledged such Common Stock to certain lenders. The securities acquired by HSL are subject to an agreement (the "HSL Option agreement"), pursuant to which Sappi has a right to purchase such securities at any time prior to April 30, 2000, and HSL has a right to require Sappi to purchase such securities upon the occurrence of certain events and at any time between May 15, 2000 and May 30, 2000. Sappi has been granted an irrevocable proxy to vote all such securities during the term of the HSL Option Agreement, subject to compliance with its purchase obligations upon exercise of such rights. Sappi also has been granted certain rights of first refusal by such lenders in respect to such securities. (See also Subsequent Events.)

  On September 5, 1997, Holdings consummated a merger (the "Merger") described in a merger agreement with SDW Acquisition II Corporation which was executed on July 30, 1997 (the "Merger Agreement"). As a result of the Merger, each issued and outstanding shares of common stock of Holdings held by any party other than Sappi and its affiliates or HSL was converted into the right to receive $17.60 per share in cash. Each outstanding Class A Warrant became exercisable solely for $5.2708 in cash, and each outstanding Class B Warrant became exercisable solely for $17.60 in cash, in each case upon payment of the exercise price and satisfaction of the other terms and conditions of the related warrant agreement. Additionally, each issued and outstanding share of Preferred Stock remains outstanding, without amendment. As a result of the Merger, Sappi owns 100% of the issued and outstanding voting common stock and 75.07% of the common equity of Holdings in the form of 75,065 shares of new Class A Common Stock, and HSL owns 24.93% of the common equity of Holdings in the form of 24,935 shares of new non-voting, convertible Class B Common Stock. The Class B Common Stock received by HSL in the Merger and any Class A Common Stock received on conversion is subject to the HSL Option Agreement and the aforementioned irrevocable proxy in favor of Sappi. All of the shares of Holdings common stock held immediately prior to the Merger have been cancelled and as a result of the Merger, the authorized common stock of Holdings consists of 250,000 shares of Class A Common Stock and 50,000 shares of Class B Common Stock, both classes at $0.01 per share par value. Each share of Class B Common Stock is convertible into one share of Class A Common Stock at the election of the holder of the Class B Common Stock. There was no change to total consolidated stockholders' equity as a result of the Merger.

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

NEW ACCOUNTING PRONOUNCEMENTS

  In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings per Share", and FAS No. 129, "Disclosure of Information about Capital Structure", both of which will be effective for the Company in fiscal year 1998. FAS No. 128 replaces the presentation of primary earnings per share with basic earnings per share, which excludes dilution, and requires the dual presentation of basic and diluted earnings per share. FAS No. 129 establishes standards for disclosing information about an entity's capital structure and applies to all entities. The implementation of FAS No. 128 and FAS No. 129 will not have a material effect on the Company's consolidated financial statements.

  In June 1997, the FASB issued FAS No. 130, "Reporting Comprehensive Income", and FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", both of which will be effective for the Company in fiscal year 1999. FAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. FAS No. 131 establishes standards for the way that public business enterprises report selected information about operating segments. FAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The implementation of FAS No. 130 and FAS No. 131 is not expected to have a material effect on the Company's consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements and supplementary data required by this item are included at pages 33 through 66 of this Annual Report on Form 10-K.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 THE COMPANY

  Set forth below are the names, ages (at October 1, 1997) and positions of the directors and executive officers of Holdings.

             NAME               AGE                  POSITION
             ----               ---                  --------
Eugene van As..................  58 Director, Chairman of the Board of
                                     Directors and President
William E. Hewitt..............  62 Director, Vice President, Treasurer and
                                     Assistant Secretary
Andries G.J. Vlok..............  61 Director, Vice President and Secretary
Monte R. Haymon................  59 Director, President and Chief Executive
                                     Officer, S.D. Warren Company
Neil S. Thomas.................  48 Director
J. Richard Leaman, Jr..........  62 Director
Henry L. Mollenhauer...........  53 Vice President and General Manager of
                                     Printing and Publishing, S.D. Warren
                                     Company
Trevor L. Larkan...............  42 Vice President and Chief Financial Officer,
                                     S.D. Warren Company
O. Harley Wood.................  55 Vice President, Productivity and Quality,
                                     S.D. Warren Company
E. Dannis Herring..............  45 Vice President, Procurement and
                                     Distribution, S.D. Warren Company

  Set forth below is a brief account of the business experience of each of the directors and executives of the Company as of the date hereof.

  Eugene van As became President of Holdings on October 7, 1994 and has been a director of Holdings since October 5, 1994. Mr. van As was appointed Chairman of the Board of Directors on January 25, 1995. Mr. van As has been Executive Chairman of Sappi since 1991 and served as President and Chief Executive Officer of S.D. Warren from April 30, 1995 through September 30, 1995. He joined Sappi in 1977 as the Managing Director of Sappi. He is also a director of Malbak Limited, Olivetti Africa Limited, the Council for Scientific and Industrial Research and the South African Foreign Trade Organization.

  William E. Hewitt became Vice President, Treasurer and Assistant Secretary of Holdings on October 7, 1994 and has been a Director of Holdings since October 5, 1994. He has been the Executive Director-Finance of Sappi since 1987 and was appointed a non-executive director of Warren at the time of the Acquisition. He qualified as a chartered accountant in 1957. He has held executive financial positions in the motor, steel, transportation and retailing sectors and was Group Financial Director, Toyota (South Africa) until 1987. Mr. Hewitt is a director of Sappi.

  Andries G.J. Vlok became Vice President and Secretary of Holdings on October 7, 1994 and has been a Director of Holdings since October 5, 1994. He has been Technical Director of Sappi since 1988. He joined Sappi as a Technical Assistant in 1962 and progressed through various positions within the Sappi group of companies including Mill Manager and Managing Director of subsidiary companies. Mr. Vlok has been a director of Sappi since 1983.

  Monte R. Haymon has been a Director of Holdings since October 1, 1995. He was appointed President and Chief Executive Officer of Warren as of October 1, 1995. Previously he had been President and Chief Operating Officer of Ply-Gem Industries, and for thirteen years, President and Chief Executive Officer of Packaging Corporation of America, a division of Tenneco Packaging. In addition to his business experience, Mr. Haymon is a member of the Board of Directors of Evanston Hospital, a member of the Board of Trustees of Tufts University as well as Chairman of the Board of Overseers of the Engineering School.

  Neil S. Thomas has been a Director of Holdings since January 25, 1995. Mr. Thomas joined Arthur Andersen & Co. in 1970, worked in their Johannesburg, London and Houston offices and was made an international partner in 1980. In 1983 he was appointed executive director of Finansbank, a South African merchant bank. In 1986 he formed Neil Thomas & Associates, which acts as financial advisors to various leading companies. He has advised Sappi on all their major plant expansions and corporate acquisitions since 1979.

  J. Richard Leaman, Jr. became a Director of Holdings on January 25, 1995 and was re-appointed to that position on October 1, 1995. Mr. Leaman joined Scott in 1960. In 1978, he was named Senior Vice President and given the responsibility for the consumer and commercial division's sales and marketing functions. In October 1986, he was elected to the board of directors and in November 1986 was named President of Scott Worldwide. He is also on the board of directors of The Pep Boys, Manny, Mo & Jack and Church & Dwight Co., Inc. Mr. Leaman resigned from the board of directors of Scott in October 1994 and from his executive positions with Scott as of December 20, 1994. Mr. Leaman served as President and Chief Executive Officer of Warren from April of 1991 until April 30, 1995.

  Henry L. Mollenhauer has served as Vice President and General Manager of Printing and Publishing of Warren since October 1996 and Vice President of Marketing since August 31, 1992. Prior to that time, he served in various positions with the Company beginning on June 4, 1969.

  O. Harley Wood became Vice President--Manufacturing of Warren in March 1991 and Vice President, Productivity and Quality in October 1996 and Vice President, Technology, and Engineering in October 1997. Mr. Wood joined Scott in January 1989 as Vice President of Manufacturing Development for its U.S. tissue businesses. Prior to joining Scott, Mr. Wood had held various positions with Procter and Gamble since 1964. Mr. Wood is a director of Warren.

  Trevor L. Larkan, having previously been Financial Director for Sappi Southern Africa, a division of Sappi Limited, transferred to Warren as Vice President and Treasurer with effect from January 1, 1995. In May 1995, Mr. Larkan was also appointed Chief Financial Officer of the Company. A chartered accountant and certified public accountant, he specialized in treasury management during the early and mid-1980's, joining Saiccor, the dissolving pulp subsidiary of Courtaulds Plc in 1986. Soon after the acquisition of Saiccor by Sappi in 1988, he was appointed Financial and Commercial Director of that division. Mr. Larkan is a director of Warren.

  E. Dannis Herring became Vice President--Procurement and Distribution in May of 1995. Prior to such time, Mr. Herring held various positions with the Company, including serving as Controller from 1992 to 1994 and as Chief Financial Officer from March 1994 to May 1995. Mr. Herring began his career with Scott in 1974 in Warren's Mobile, Alabama mill.

ITEM 11. EXECUTIVE COMPENSATION

  As the officers of Holdings do not receive any significant compensation, the following tables set forth information with respect to the compensation of the Chief Executive Officer and the four other most highly compensated individuals who served as officers of S.D. Warren during fiscal year 1997 (the "Named Executive Officers"). All references to shares, options and stock appreciation rights ("SARs") therein refer to shares of Sappi. S.D. Warren has not granted shares, options or SARs to its employees prior to or during fiscal year 1997.

SUMMARY COMPENSATION TABLE

                                                              LONG-TERM COMPENSATION
                                                              ------------------------------
                                                                      AWARDS
                                                              ------------------------------
                                 ANNUAL COMPENSATION
                         -----------------------------------  RESTRICTED        SECURITIES
                                                OTHER ANNUAL     STOCK          UNDERLYING      ALL OTHER
                         YEAR  SALARY   BONUS   COMPENSATION    AWARDS           OPTIONS/      COMPENSATION
                         (1)    ($)      ($)        ($)         ($)(2)          SARS(#)(3)        ($)(4)
                         ---- -------- -------- ------------  -----------       ------------   ------------
Monte R. Haymon......... 1997 $618,298 $300,000   $35,002(6)             0(7)               --   $ 2,762
 Chief Executive Officer 1996  600,565       --        --                0(7)               --        --
 and President(5)
Henry L. Mollenhauer.... 1997  181,537   25,000        --                0(8)               --     5,216
 Vice President, General 1996  135,588   59,000        --               --                  --        --
 Manager Printing and    1995  123,593       --        --               --                  --        --
 Publishing
Trevor L. Larkan........ 1997  182,647   15,000    57,656(9)             0(10)          12,000     4,535
 Chief Financial         1996  169,801   90,000    49,826(9)            --                  --     4,535
 Officer,
 Vice President and      1995  116,607       --    67,076(9)            --                  --        --
 Treasurer
O. Harley Wood.......... 1997  199,014   20,000        --                0(11)          10,000     4,928
 Vice President-         1996  189,843   85,000        --               --                  --        --
 Technology and          1995  134,601       --        --               --                  --   157,803
 Engineering
E. Dannis Herring....... 1997  182,101   17,000        --                0(12)              --     4,860
 Vice President-         1996  172,808   85,000        --               --                  --        --
 Procurement and         1995  121,745       --        --               --                  --        --
 Distribution

--------
(1) Compensation for 1997, 1996 and 1995 is for the fiscal year ended October 1, 1997, October 2, 1996 and the fiscal period December 21, 1994 through September 27, 1995.
(2) All restricted stock awards were granted by Sappi under the Sappi Limited Share Incentive Scheme (the "Sappi Plan"). Under the Sappi Plan, Sappi offers an executive the right to purchase a certain number of shares of common stock of Sappi at the market price on the date of the offer, and the executive is granted a loan to cover the purchase price of the shares. The shares are then issued and registered in the name of the executive, but held by the trust that administers the Plan. Interest accrues on the loan at the lower of 6% or any cash dividends paid on the shares. The right to repay the loan and acquire possession of the shares vests as follows: 25% beginning three years from the date of grant and an additional 25% on each of the fourth, fifth and sixth anniversaries of the date of grant. The executive must repay the loan in full no later than the tenth anniversary of the date of grant, or with respect to the portion of the loan covering the shares that have vested on the date of such executive's resignation from the Company.
(3) All options were granted by Sappi under the Sappi Plan and represent the right to acquire shares of common stock of Sappi.
(4) The amounts shown under "All Other Compensation" consist of matching contributions under the Salaried Investment Plan, imputed income for life insurance premiums for each year shown and educational assistance payouts plus payments made upon withdrawals of vacation accrued consisting of $13,310 in 1995 for Mr. Wood. In addition, the amounts shown under "All Other Compensation" consist of bonuses associated with the sale of S.D. Warren by Scott in the amount of $140,000 paid by Scott to Mr. Wood in 1995 under a supplemental retirement plan.
 (5) Mr. Haymon was appointed President and Chief Executive Officer of Warren as of October 1, 1995.
 (6) The amount shown includes moving expenses for Mr. Haymon.
 (7) Mr. Haymon purchased 15,200 shares of restricted stock of Sappi on November 29, 1995 under the Sappi Plan at a purchase price of R56,75 ($12.15, based upon an exchange rate of R4,67 per dollar on October 1, 1997) per share. The shares had no value to Mr. Haymon on the date of grant, net of the loan by Sappi to Mr. Haymon in an amount equal to the purchase price of the shares. The shares had no value to Mr. Haymon on October 1, 1997, net of the loan by Sappi to Mr. Haymon. The loan on the shares of restricted stock becomes due and payable on the tenth anniversary of the date of grant. As a result of stock dividends, Mr. Haymon received an additional (i) 241 shares on July 19, 1996 and (ii) 273 shares on February 12, 1997, each at no additional cost to Mr. Haymon. 25% of the shares vest beginning on the third anniversary of the date of grant and an additional 25% vest on each of the fourth, fifth and sixth anniversaries of the date of grant. Cash dividends will be paid on the shares of restricted stock as interest on the loan.
 (8) Mr. Mollenhauer purchased 25,000 shares of restricted stock of Sappi on March 3, 1997 under the Sappi Plan at a purchase price of R34,90 ($7.47 based upon an exchange rate of R4,67 per dollar on October 1, 1997) per share. The shares had no value to Mr. Mollenhauer on the date of grant, net of the loan by Sappi to Mr. Mollenhauer in an amount equal to the purchase price of the shares. The shares had a value of $16,750 on October 1, 1997, net of the loan by Sappi to Mr. Mollenhauer. The loan on the shares of restricted stock becomes due and payable on the tenth anniversary of the date of grant. 25% of the shares vest beginning on the third anniversary of the date of grant and an additional 25% vest on each of the fourth, fifth and sixth anniversaries of the date of grant. Cash dividends will be paid on the shares of restricted stock as interest on the loan.
 (9) The amounts shown include $42,000, $42,000 and $31,500 of housing allowance payments in 1997, 1996 and 1995, respectively, and $27,577 of relocation payments in 1995 for Mr. Larkan.
(10) Mr. Larkan purchased 5,000 shares of restricted stock of Sappi on March 3, 1997 under the Sappi Plan at a purchase price of R34,90 ($7.47 based upon an exchange rate of R4,67 per dollar on October 1, 1997) per share. The shares had no value to Mr. Larkan on the date of grant, net of the loan by Sappi to Mr. Larkan in an amount equal to the purchase price of the shares. The shares had a value of $3,350 on October 1, 1997, net of the loan by Sappi to Mr. Larkan. The loan on the shares of restricted stock becomes due and payable on the tenth anniversary of the date of grant. 25% of the shares vest beginning on the third anniversary of the date of grant and an additional 25% vest on each of the fourth, fifth and sixth anniversaries of the date of grant. Cash dividends will be paid on the shares of restricted stock as interest on the loan.
(11) Mr. Wood purchased 16,000 shares of restricted stock of Sappi on March 3, 1997 under the Sappi Plan at a purchase price of R34,90 ($7.47 based upon an exchange rate of R4,67 per dollar on October 1, 1997) per share. The shares had no value to Mr. Wood on the date of grant net of the loan by Sappi to Mr. Wood in an amount equal to the purchase price of the shares. The shares had a value of $10,720 on October 1, 1997, net of the loan by Sappi to Mr. Wood. The loan on the shares of restricted stock becomes due and payable on the tenth anniversary of the date of grant. 25% of the shares vest beginning on the third anniversary of the date of grant and an additional 25% vest on each of the fourth, fifth and sixth anniversaries of the date of grant. Cash dividends will be paid on the shares of restricted stock as interest on the loan.
(12) Mr. Herring purchased 24,000 shares of restricted stock of Sappi on March 3, 1997 under the Sappi Plan at a purchase price of R34,90 ($7.47 based upon an exchange rate of R4,67 per dollar on October 1, 1997) per share. The shares had no value to Mr. Herring on the date of grant net of the loan by Sappi to Mr. Herring. The shares had a value of $16,080 on October 1, 1997, net of the loan by Sappi to Mr. Herring in an amount equal to the purchase price of the shares. The loan on the shares of restricted stock becomes due and payable on the tenth anniversary of the date of grant. 25% of the shares vest beginning on the third anniversary of the date of grant and an additional 25% vest on each of the fourth, fifth and sixth anniversaries of the date of grant. Cash dividends will be paid on the shares of restricted stock as interest on the loan.

STOCK OPTIONS

  The following table provides information concerning the grant of stock options under the Sappi Limited Share Incentive Scheme to the Named Executive Officers.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                          INDIVIDUAL GRANTS
                         ---------------------------------------------------
                                                                               POTENTIAL REALIZED
                                                                               VALUE  AT ASSUMED
                            NUMBER OF     % OF TOTAL                         ANNUAL RATES OF STOCK
                           SECURITIES      OPTIONS                             PRICE APPRECIATION
                           UNDERLYING     GRANTED TO  EXERCISE OR               FOR OPTION STOCK
                         OPTIONS GRANTED EMPLOYEES IN BASE PRICE  EXPIRATION ----------------------
      NAME                   (#)(1)      FISCAL YEAR   ($/SH)(2)     DATE      5% ($)     10% ($)
      ----               --------------- ------------ ----------- ---------- ---------- -----------
Monte R. Haymon.........        --           --           --           --           --          --
Henry L. Mollenhauer....        --           --           --           --           --          --
Trevor L. Larkan........     12,000          5.2         7.47       3/3/07       56,374     142,863
O. Harley Wood..........     10,000          4.3         7.47       3/3/07       46,978     119,053
E. Dannis Herring.......        --           --           --           --           --          --

--------
(1) These options become exercisable with respect to 25% of the shares of Sappi common stock subject to such options on each of the third, fourth, fifth and sixth anniversaries of the date of grant, and expire on the tenth anniversary of the date of grant.
(2) Each of these options has an exercise price of R 34,90 which has been converted to dollars based on an exchange rate of R4,67 per dollar as of October 1, 1997.

PENSION BENEFITS

  As of October 31, 1994, the Company assumed sponsorship of the portion of the Scott qualified plans which covered employees who would continue to be employed by the Company after the closing of the Acquisition (the "Closing Date"). The defined benefit plan which covers the executive officers (the "Salaried Plan") provides benefits based on a participant's years of service and highest compensation during the final years of employment. Generally, the hourly defined benefit plan provides covered employees with a stated amount of retirement benefit for each year of service. The Company maintains a Supplemental Executive Retirement Program for certain key executives. This plan is a non-qualified deferred compensation plan.

  The following table shows the estimated annual retirement benefits payable to participants with specified amounts of compensation and years of credited service at normal retirement age under the Salaried Plan. The estimated retirement benefits are the amounts payable in the form of a single life annuity and do not take into account the reduction with respect to years of credited service after 1978 equal to a percentage (up to a maximum of 50%) of the participant's Social Security benefit.

                              PENSION PLAN TABLE

                                         YEARS OF CREDITED SERVICE (2)
 AVERAGE FINAL                 -------------------------------------------------
 COMPENSATION(1)                 15      20      25      30       35       40
----------------               ------- ------- ------- ------- -------- --------
$100,000...................... $22,500 $30,000 $37,500 $45,000 $ 52,500 $ 60,000
 125,000......................  28,125  37,500  46,875  56,250   65,625   75,000
 150,000......................  33,750  45,000  56,250  67,500   78,750   90,000
 200,000......................  45,000  60,000  75,000  90,000  105,000  120,000

--------
(1) A participant's "Average Final Compensation" is the average of the participant's annual compensation in the four calendar years (whether or not consecutive), out of the last ten years of the participant's employment, in which the participant's annual compensation was highest. "Annual compensation" includes salary and bonuses paid in such year. For this purpose, years of employment with, and compensation paid by, Scott prior to the Acquisition are taken into account. To comply with tax qualification requirements under the Internal Revenue Code, annual compensation taken into account for any participant under the Salaried Plan may not exceed $150,000. However, effective January 1, 1995, the Company adopted a plan (the "SERP") to provide supplementary retirement benefits where benefits are lost under the qualified plans as a result of the statutory limitations and the benefits are reflected in the table. Accordingly, the covered compensation of each executive officer for 1995 was equal to the amounts of salary and bonus shown on the Summary Compensation Table above. There also is a statutory limitation on the amount of annual benefit which may be paid under the Salaried Plan. Benefits which accrued under the Plan in excess of the statutory limitations are also protected under the SERP.
(2) The named executive officers had the following full years of credited service under the Salaried Plan as of October 1, 1997: Messrs. Wood, 8; and Herring, 23. The Company also adopted, effective January 1, 1995, the Plan for Individual Deferred Compensation Arrangements in which Mr. Wood participated. Mr. Wood will receive a benefit under this Plan based upon an additional 10 years of credited service if he is employed by the Company for five years from February 1, 1994.

  In addition to the foregoing plans, the Company sponsors two collectively bargained pension plans in the U.S. and one salaried plan in Belgium. The collectively bargained plans provide benefits of stated amounts for each year of credited service and the international plan provides benefits based on years of service and compensation. No executive officer is covered by any of these other plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information with respect to the beneficial ownership of Common Stock as of the date hereof.

                                                       BENEFICIAL OWNERSHIP
                                                    ---------------------------
                NAME AND ADDRESS OF                 NUMBER OF  PERCENT OF CLASS
                 BENEFICIAL OWNER                    SHARES     OUTSTANDING(1)
                -------------------                 ---------  ----------------
Sappi Limited...................................... 100,000(2)     100.00%
48 Ameshoff Street
Braamfontein 2001
Republic of South Africa
Heritage Springer Limited ("HSL")..................  24,935(3)     24.935%
c/o Royal Bank of Canada Trust Company (Jersey)
Limited
P.O. Box 194/St. Helier
Jersey JE48RR
Channel Islands

--------
(1) Percentages have been calculated and beneficial ownership determined under Rule 13d-3 under the Securities Exchange Act of 1934 assuming, in the case of each person or group listed, the exercise of all options owned (which are exercisable within 60 days following November 7, 1997) by each such person or group, respectively, but without the exercise of any options owned by any other person or group.
(2) Includes 75,065 shares of Class A Common Stock held through a subsidiary. Also includes 24,935 shares of Class B Common Stock held by HSL that are subject to the HSL Option Agreement, pursuant to which Sappi has a right to purchase such shares at any time prior to April 30, 2000. HSL has also granted Sappi an irrevocable proxy to vote such shares during the term of such agreement, subject to compliance by Sappi with its purchase obligations upon exercise of its purchase rights or certain rights of HSL to require Sappi to purchase such shares.
(3) Consists of 24,935 shares of Class B Common Stock, which are subject to the HSL Option Agreement, pursuant to which Sappi has a right to purchase such shares at any time prior to April 30, 2000 and an irrevocable proxy pursuant to which Sappi is entitled to vote all of such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

S.D. WARREN'S MOBILE FACILITY: ARRANGEMENTS WITH SCOTT

  S.D. Warren's Mobile, Alabama paper mill was historically operated by Scott as part of an integrated facility (including a tissue mill, a pulp mill and energy facility). In connection with the Acquisition, S.D. Warren entered into long-term (25 years initially, subject to mill closures and certain force majeure events) supply agreements with Scott for the supply of pulp and water and the treatment of effluent at the Mobile facility. Wood pulp is supplied generally at market prices. Pulp prices are discounted, primarily because of the lower delivery costs due to the elimination of freight costs associated with delivering pulp to Warren's Mobile paper mill and pulp qualities are subject to minimum (170,000 to 182,400 tons per year) and maximum (220,000 to 233,400 tons per year) limits. Prices for other services provided by Scott are generally based upon cost. Prior to the Acquisition, Scott sold its energy facility at Mobile to Mobile Energy Services Corporation ("MESC"). In connection with the sale of the energy facility, MESC entered into a long-term agreement with Warren to provide electric power and steam to the paper mill at rates generally comparable to market tariffs, including fuel cost and capital recovery components. Scott, MESC and Warren have also entered into a long-term shared facilities and services agreement (the "Shared Facilities Agreement") with respect to medical and security services, common roads and parking areas, office space and similar items and a comprehensive master operating agreement providing for the coordination of services and integration of operations among the energy facility, the paper mill, the pulp mill and the tissue mill. Annual fees under the Shared Facilities Agreement are approximately $1.5 million per year through the 25 year term of the agreement. Warren has the option to cancel certain non-essential services covered by the Shared Services Agreement at any time prior to the end of the 25 year term. Scott merged with Kimberly-Clark in December 1995. The surviving entity, Kimberly-Clark, is bound by the terms of the above-mentioned agreements.

SHAREHOLDERS AGREEMENT

  In connection with the Acquisition, Sappi, an affiliate of Sappi, DLJMB, UBSC, Holdings and Warren (as successor by merger to SDW Acquisition) entered into a shareholders agreement, as amended (the "Shareholders Agreement"), which contained certain agreements with respect to the capital stock and corporate governance of Holdings and Warren following the Acquisition. In connection with the Minority Acquisition, DLJMB and UBS ceased to be parties to the Shareholders Agreement, and the parties to the Shareholders Agreement agreed to the termination of most of the provisions therein. The following is a summary of the surviving terms of the Shareholders Agreement. Capitalized terms used below and not otherwise defined have the meanings assigned thereto in the Shareholders Agreement.

 Registration Rights

  Sappi and its permitted transferees (the "Sappi Group") have the right, subject to certain limitations, to require Holdings to register all or a portion of their Registrable Stock (as defined) under the Act by giving written notice to Holdings of such demand (a "Demand Registration"). Subject to certain limitations, the Sappi Group has the right to make up to three Demand Registrations.

 Piggyback Rights

  Under certain circumstances, if Holdings registers Common Stock under the Securities Act of 1933 (the "Act"), each member of the Sappi Group has the right, subject to certain limitations, to require Holdings to include such member's (or transferee's) Registrable Stock in such registration.

 Miscellaneous Provisions

  If certain of Sappi's foreign operations intend to sell products into the United States that are the same as or substantially similar to, or compete with, the Company's products, they will, subject to certain exceptions, be required to enter into an arms' length marketing agreement with the Company, and if the Company intends to sell products outside of the United States and Canada, it will, subject to certain exceptions, be required to enter into arms' length marketing agreements with affiliates of Sappi.

TRANSACTIONS WITH RELATED PARTIES

  Pursuant to the limitations on restricted payments outlined in the Credit Agreement, the Indenture and the agreement governing the Warren Series B Preferred Stock, Warren may make cash payments to Holdings, including, among other things, (i) for amounts under a tax sharing agreement to be entered into between Warren and Holdings necessary to enable Holdings to pay Warren's taxes and (ii) for administrative fees to Holdings and amounts to cover various specified costs and expenses of Holdings. The associated administrative fee charged by Holdings to Warren for the nine months ended September 27, 1995, fiscal year 1996 and fiscal year 1997, was approximately $0.8 million, $1.0 million and $1.0 million, respectively.

  The Company, through Warren, has contracted through a management services agreement (the "Management Services Agreement") and central cost allocation agreement (the "Central Cost Allocation Agreement") with two subsidiaries of Sappi, Sappi International Management AG ("SIM") and Sappi Management Services Limited ("SMS") to provide management advisory services. The aggregate fee to be charged to Warren by SIM and SMS is limited to an annual amount of $1.0 million. These agreements, which may be terminated by either party with six months written notice, are based upon cost reimbursement plus a profit markup of 10%. For the nine months ended September 27, 1995, fiscal year 1996 and fiscal year 1997, the Company incurred such a management fee of approximately $0.8 million, $1.0 million and $1.0 million, respectively.

  Warren has also entered into a cross licensing agreement with Sappi Deutschland, the worldwide holding company for all European and U.S. business operations of the Sappi group, and Hannover Papier AG ("Hannover"), a subsidiary of Sappi. Pursuant to this agreement, Warren and Hannover have agreed to enter into specific written agreements to share paper processing techniques and have also agreed to enter into specific distribution agreements whereby Warren has agreed to use its distribution network in the United States to facilitate and increase Hannover's exports. Sappi Deutschland will facilitate the licensing process. No specific agreements have been entered into in connection with this cross-licensing agreement as of October 1, 1997.

  Warren sells products to certain Sappi subsidiaries (primarily Sappi Europe, SA, Specialty Pulp Services and U.S. Paper Corporation) at market rates. These subsidiaries then sell Warren's product to external customers and remit the proceeds from such sales to Warren, net of a sales commission. Warren shipped $19.2 million, $102.8 million and $126.2 million of products to Sappi subsidiaries and expensed fees of approximately $1.1 million, $7.2 million and $8.7 million relating to these sales for the nine months ended September 27, 1995, fiscal year 1996 and fiscal year 1997, respectively. Trade accounts receivable at October 2, 1996 and October 1, 1997 includes approximately $37.1 million and $24.5 million, respectively, due from subsidiaries of Sappi. Warren has formalized certain of these agreements and is in the process of formalizing the remainder.

  Warren also imports products from certain Sappi affiliates (Sappi UK, Ltd and Hannover Papier) for sale to Warren's domestic customers. Warren sells these products at market prices and remits the proceeds, net of sales commissions, to the Sappi affiliates. Warren imported approximately $10.6 million and $21.9 million of such products, and earned commissions of $0.2 million and $1.4 million for fiscal years 1996 and 1997, respectively.

MINORITY ACQUISITION AND MERGER

  On May 27, 1997, WVL acquired certain minority common equity interests (including both Common Stock and Warrants) in Holdings from the Sellers for an aggregate price of $138.0 million or $17.25 per share of Common Stock or Common Stock equivalent. WVL exercised, for a price of $0.01 per common share issued, all of the Warrants acquired in the Minority Acquisition upon the consummation thereof. As a result of the exercise of the Warrants, Holdings issued 4,252,343 shares of Common Stock. As part of the financing for the Minority Acquisition, on June 27, 1997, WVL sold the Common Stock acquired therein to HSL, and HSL pledged such

Common Stock to certain lenders. The securities acquired by HSL are subject to the HSL Option Agreement, pursuant to which Sappi has a right to purchase such securities at any time prior to April 30, 2000, and HSL has a right to require Sappi to purchase such securities upon the occurrence of certain events and at any time between May 15, 2000 and May 30, 2000. Sappi has been granted an irrevocable proxy to vote all such securities during the term of the HSL Option Agreement, subject to compliance with its purchase obligations upon exercise of such rights. Sappi also has been granted certain rights of first refusal by such lenders in respect to such securities.

  On September 5, 1997, Holdings consummated the Merger with Acquisition II. As a result of the Merger, each issued and outstanding share of common stock of Holdings held by any party other than Sappi and its affiliates or HSL was converted into the right to receive $17.60 per share in cash. Each outstanding Class A Warrant became exercisable solely for $5.2708 in cash, and each outstanding Class B Warrant became exercisable solely for $17.60 in cash, in each case upon payment of the exercise price and satisfaction of the other terms and conditions of the related warrant agreement. Additionally, each issued and outstanding share of Preferred Stock remains outstanding, without amendment. As a result of the Merger, Sappi owns 100% of the issued and outstanding voting common stock and 75.07% of the common equity of Holdings in the form of 75,065 new Class A Common Stock, and HSL will own 24.93% of the common equity of Holdings in the form of 24,935 shares of new non-voting, convertible Class B Common Stock. The Class B Common Stock received by HSL in the Merger and any Class A Common Stock received on conversion is subject to the HSL Option Agreement and the aforementioned irrevocable proxy in favor of Sappi. All of the shares of Holdings common stock held immediately prior to the Merger have been canceled, and as a result of the Merger, the authorized shares of Holdings consists of 250,000 shares of Class A Common Stock and 50,000 shares of Class B Common Stock, both classes at $0.01 per shares par value.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 EXHIBIT NO.                         DESCRIPTION                           PAGE
 -----------                         -----------                           ----
    3.1      Amended and Restated Articles of Incorporation of the
             Registrant.*
    3.2      By-laws of the Registrant.*
   10.1      Credit and Guarantee Agreement dated as of December 20,
             1994, as amended and restated as of April 26, 1996, among
             SDW Holdings Corporation, S.D. Warren Company, the Lenders
             (as defined therein) and Chemical Bank, as Agent.**
   10.2      Receivables Purchase Agreement dated as of April 19, 1996, among S.D. Warren Finance Co., S.D. Warren Company, Bank of
             Montreal and Nesbitt Burns Securities Inc.***
   10.2(a)   Purchase and Contribution Agreement dated as of April 19,
             1996, between S.D. Warren Company and S.D. Warren Finance
             Co.***
   10.3      Securities Subscription Agreement, dated as of December 20,
             1994, among SDW Holdings Corporation, SDW Acquisition
             Corporation (and following the merger, S.D. Warren Company as successor thereto), and each of Sappi Limited, Sappi
             Deutschland GmbH, DLJ Merchant Banking Partner, L.P. and
             certain of its affiliates and UBS Capital Corporation.**
   10.4      Second Amended and Restated Shareholders Agreement dated as of December 20, 1994, among Sappi Limited, Sappi
             Deutschland GmbH, DLJ Merchant Banking Partners, L.P. and
             certain of its affiliates, UBS Capital Corporation, SDW
             Holdings Corporation and S.D. Warren Company as successor
             to SDW Acquisition Corporation.**
   10.5      Participation Agreement dated as of January 1, 1982 among
             Scott Paper Company, as Purchaser, General Electric Credit
             Corporation, as Owner Participant and The Connecticut Bank
             and Trust Company, as Owner Trustee.**
   10.6      Refinancing Participation Agreement dated as of December
             15, 1986, among Scott Paper Company, as Purchaser, General
             Electric Credit Corporation, as Owner Participant, and The
             Connecticut Bank and Trust Company National Association, as
             Owner Trustee.**
   10.7      Power Sales Agreement dated as of January 1, 1982, between
             The Connecticut Bank and Trust Company, Owner Trustee, as
             Seller, and Scott Paper Company, as Purchaser, as amended
             by the First Amendment dated as of December 15, 1986.**
   10.8      Ground Lease Agreement dated as of January 1, 1982 between
             Scott Paper Company, as Lessor, and The Connecticut Bank
             and Trust Company, Owner Trustee, as Lessee, as amended by
             First Amendment dated as of December 15, 1986.**
   10.9      Operating Agreement dated as of January 1, 1982 between The
             Connecticut Bank and Trust Company, as Owner Trustee, and
             Scott Paper Company, as Operator, as amended by First
             Amendment dated as of December 15, 1986.**
   10.10     Tax Indemnification Agreement dated as of January 1, 1982, among General Electric Credit Corporation, Owner
             Participant, The Connecticut Bank and Trust Company, as
             Owner Trustee, and Scott Paper Company, Purchaser, as
             amended by the Amendment dated as of November 25, 1986.**
   10.11     Facilities Agreement dated as of January 1, 1982 between
             Scott Paper Company and The Connecticut Bank and Trust
             Company, as Owner Trustee, as amended by First Amendment
             dated as of December 15, 1986.**
   10.12     Indenture and Security Agreement dated as of December 15,
             1986, among The Connecticut Bank and Trust Company,
             National Association, as Westbrook Owner Trustee and
             Winslow Owner Trustee, Scott Paper Company, and The Bank of
             New York, as Indenture Trustee.**

 EXHIBIT NO.                         DESCRIPTION                           PAGE
 -----------                         -----------                           ----
  10.13      Transfer Agreement dated as of June 29, 1986 between Scott
             Paper Company and S.D. Warren Company, as amended October
             25, 1990, as further amended November 1, 1993.**
  10.14      Stock Purchase Agreement by and among Scott Paper Company,
             Sappi Limited and SDW Acquisition Corporation dated as of
             October 8, 1994.**
  10.15      Supplemental Agreement to Stock Purchase Agreement dated as of October 8, 1994 by and among Scott Paper Company, Sappi
             Limited and SDW Acquisition Corporation dated as of
             December 19, 1994.**
  10.15(a)   Extension of Time Period specified in Section 1.6(e) of the
             Stock Purchase Agreement dated as of October 8, 1994 by and among Scott Paper Company, Sappi Limited and SDW
             Acquisition Corporation.**
  10.16      Assignment and Assumption Agreement (relating to Westbrook
             Biomass Financing) dated as of December 20, 1994 between
             Scott Paper Company and S.D. Warren Company.**
  10.17      General Assignment and Assumption Agreement dated as of
             December 20, 1994 by and between Scott Paper Company, Scott
             Continental N.V. and S.D. Warren Company.**
  10.18      Contract dated as of August 1, 1978 between Central Maine
             Power Company ("CMP") and S.D. Warren Company, as amended
             by Amendment dated as of May 15, 1982, as further amended
             by Amendment dated as of October 27, 1982.**
  10.19      Westbrook Long term Contract for the Sale of Electricity to
             CMP, dated October 27, 1982 between CMP and Scott Paper
             Company, S.D. Warren Division.**
  10.20      Agreement for Electric Service for the Westbrook Mill of
             S.D. Warren Company dated as of August 1, 1983 between CMP and S.D. Warren Company.**
  10.21      Agreement for Electric Service for Scott Paper Company,
             S.D. Warren Division, Somerset County, dated as of December
             1, 1982 between CMP and S.D. Warren, as amended by
             Amendment dated as of July 9, 1990.**
  10.22      Power Purchase Agreement between Scott Paper Company, S.D.
             Warren Division (Somerset) and CMP dated as of December 1,
             1982, as amended by Amendment dated April 11, 1983, as
             further amended by Amendment dated July 9, 1990.**
  10.23      Pulp Supply Agreement between Scott Paper Company and S.D.
             Warren Company dated as of December 20, 1994.**
  10.24      Paper Mill Energy Services Agreement between S.D. Warren
             Company and Mobile Energy Services Company, Inc. dated as
             of December 12, 1994.**
  10.25      Master Operating Agreement among Scott Paper Company, S.D.
             Warren Company and Mobile Energy Services Company, Inc.
             dated as of December 12, 1994.**
  10.26      Stock Purchase Agreement, dated as of November 27, 1996,
             among SDW Holdings Corporation, Sappi Limited, DLJ Merchant
             Banking Partners, L.P., DLJ International Partners, C.V.,
             DLJ Offshore Partners, C.V., DLJ Merchant Banking Funding,
             Inc., DLJ First ESC L.L.C., and UBS Capital LLC.***
  10.27+     Agreement among S.D. Warren Company, SDW Holdings
             Corporation, Sappi Limited and Monte R. Haymon dated
             September 1, 1995.***
  10.28      First Amendment to Amended and Restated Credit and
             Guarantee Agreement among SDW Holdings Corporation, S.D.
             Warren Company, certain Lenders and The Chase Manhattan
             Bank as Agent, dated February 7, 1997.***
  10.29      Termination Agreement dated May 27, 1997, among SDW
             Holdings Corporation, Sappi Limited, DLJ Merchant Banking
             Partners, L.P., DLJ International Partners, C.V., DLJ
             Offshore Partners, C.V., DLJ Merchant Banking Funding,
             Inc., DLJ First ESC L.L.C., and UBS Capital LLC.***

 EXHIBIT NO.                         DESCRIPTION                          PAGE
 -----------                         -----------                          ----
   10.30     Participation Agreement dated July 29, 1997 among S.D.
             Warren Company, General Electric Capital Corporation and
             State Street Bank and Trust Company of Connecticut,
             National Association.***
   10.31     Lease Agreement dated July 29, 1997 between S.D. Warren
             Company and State Street Bank and Trust Company of
             Connecticut, National Association.***
   10.32     Agreement and Plan of Merger dated as of July 30, 1997
             between SDW Acquisition II Corporation and SDW Holdings
             Corporation.***
   10.33     Second Amendment and Consent, dated as of July 25, 1997 to the Amended and Restated Credit and Guarantee Agreement,
             dated as April 26, 1996.***
   10.34+    Sappi Limited Share Incentive Scheme.****
   12.1      Statement regarding the computation ratio of earnings to
             fixed charges and ratio of earnings to fixed charges and
             preferred stock dividends.
   21        Subsidiaries of the Registrant.
   27        Financial Data Schedules.

--------
* Incorporated by Reference to Registration Statement 33-88496 on Form S-4 under the Securities Act of 1933 of S.D. Warren Company.
** Incorporated by Reference to Amendment No. 1 to Registration Statement 33-88496 on Form S-4 under the Securities Act of 1933 of S.D. Warren Company.
*** Incorporated by Reference to Post-Effective Amendment No. 1 to
    Registration Statement 333-834 on Form S-1 under the Securities Act of 1933 of SDW Holdings Corporation.
**** Incorporated by Reference to Form 10-K of S.D. Warren Company filed on
     November 10, 1997.
+ Compensation plan or agreement required to be filed or incorporated by reference as an exhibit pursuant to Item 14(c) of Form 10-K.

                    SDW HOLDINGS CORPORATION AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Independent Auditors' Report..............................................  34
Consolidated Financial Statements:
Consolidated Statements of Operations for the period December 21, 1994 through September 27, 1995 and the years ended October 2, 1996 and
 October 1, 1997..........................................................  35
Consolidated Balance Sheets as of October 2, 1996 and October 1, 1997.....  36
Consolidated Statements of Cash Flows for the period December 21, 1994 through September 27, 1995 and the years ended October 2, 1996 and
 October 1, 1997..........................................................  37
Consolidated Statements of Changes in Stockholders' Equity for the period
 December 21, 1994 through September 27, 1995 and the years ended October
 2, 1996 and October 1, 1997..............................................  38
Notes to Consolidated Financial Statements................................  39
Financial Statement Schedules:
  I--Condensed Financial Information of Parent............................  62
  II--Valuation and Qualifying Accounts...................................  66

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors of SDW Holdings Corporation and subsidiary:

  We have audited the consolidated balance sheets of SDW Holdings Corporation and subsidiary (the "Company") as of October 1, 1997 and October 2, 1996 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended, and for the period from December 21, 1994 through September 27, 1995. Our audits also included the financial statement schedules listed in the Index. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 1, 1997 and October 2, 1996 and the results of its operations and its cash flows for the years then ended, and for the period from December 21, 1994 through September 27, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
October 22, 1997

                    SDW HOLDINGS CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

                             PERIOD DECEMBER 21,      YEAR            YEAR
                                1994 THROUGH          ENDED           ENDED
                             SEPTEMBER 27, 1995  OCTOBER 2, 1996 OCTOBER 1, 1997
                             ------------------- --------------- ---------------
Sales......................       $1,155.8           $1,441.6       $1,405.6
Cost of goods sold.........          886.0            1,186.6        1,115.4
                                  --------          ---------       --------
Gross profit...............          269.8              255.0          290.2
Selling, general and
 administrative expense....           96.2              134.0          137.9
Restructuring..............            --                 --            10.0
                                  --------          ---------       --------
Income from operations.....          173.6              121.0          142.3
Other income (expense),
 net.......................            3.2               (0.1)           4.1
Interest expense...........          106.0              108.9           99.0
                                  --------          ---------       --------
Income before income taxes,
 dividends and accretion on
 Warren Series B redeemable
 exchangeable preferred
 stock and extraordinary
 item......................           70.8               12.0           47.4
Income tax expense.........           28.4                5.1           19.2
Dividends and accretion on
 Warren Series B redeemable
 exchangeable preferred
 stock.....................            9.1               13.5           15.2
                                  --------          ---------       --------
Income (loss) before
 extraordinary item........           33.3               (6.6)          13.0
Extraordinary item, net of
 tax.......................            --                (2.0)           --
                                  --------          ---------       --------
Net income (loss)..........           33.3               (8.6)          13.0
Dividends on preferred
 stock.....................            4.6                6.9            7.9
                                  --------          ---------       --------
Net income (loss)
 applicable to common
 stockholders..............       $   28.7          $   (15.5)      $    5.1
                                  ========          =========       ========
Earnings (loss) per common
 share:
  Income (loss) before
   extraordinary item
   applicable to common
   stockholders ...........       $ 279.35          $ (153.68)      $  49.74
                                  ========          =========       ========
  Net income (loss)
   applicable to common
   stockholders............       $ 279.35          $ (176.45)      $  49.74
                                  ========          =========       ========
Weighted average number of
 shares outstanding........        102,740             87,843        102,537
                                  ========          =========       ========

          See accompanying notes to consolidated financial statements.

                    SDW HOLDINGS CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                OCTOBER 2, 1996 OCTOBER 1, 1997
                                                --------------- ---------------
                    ASSETS
Current assets:
  Cash and cash equivalents...................     $   49.0        $  180.7
  Trade accounts receivable, net..............         49.1            40.3
  Other receivables...........................         34.2            14.8
  Inventories, net............................        195.7           163.4
  Deferred income taxes.......................         18.0            28.3
  Other current assets........................          9.4             9.8
                                                   --------        --------
    Total current assets......................        355.4           437.3
Plant assets, net.............................      1,114.7           951.1
Timber resources, net.........................         95.3            95.6
Goodwill, net.................................         94.1            90.1
Deferred financing fees, net..................         44.8            35.4
Other assets, net.............................         21.1            22.5
                                                   --------        --------
    Total assets..............................     $1,725.4        $1,632.0
                                                   ========        ========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt........     $   46.4        $   27.3
  Accounts payable............................        101.6           121.0
  Accrued and other current liabilities.......         97.6           109.5
                                                   --------        --------
    Total current liabilities.................        245.6           257.8
                                                   --------        --------
Long-term debt:
  Term loans..................................        411.4           251.5
  Senior subordinated notes...................        375.0           375.0
  Other.......................................        116.1           113.3
                                                   --------        --------
    Total long-term debt......................        902.5           739.8
                                                   --------        --------
Deferred income taxes.........................         34.6            48.7
                                                   --------        --------
Other liabilities.............................         98.2           113.6
                                                   --------        --------
    Total liabilities.........................      1,280.9         1,159.9
                                                   --------        --------
Commitments and contingencies (Notes 13, 14
 and 15)
Warren Series B redeemable exchangeable
 preferred stock (liquidation value, $96.2 and
 $110.6, respectively)........................         88.0           103.2
                                                   --------        --------
Stockholders' equity:
  Preferred stock (at liquidation value)......         49.0            56.9
  Class A common stock ($.01 par value;
   250,000 shares authorized; 75,065 shares
   issued and outstanding at October 1,
   1997)......................................          --              --
  Class B common stock ($.01 par value; 50,000
   shares authorized;
   24,935 shares issued and outstanding at
   October 1, 1997)...........................          --              --
  Common stock ($.01 par value; 100,000,000
   shares authorized; 30,726,561 shares issued
   and outstanding at October 2, 1996)........          0.3             --
  Capital in excess of par value..............        294.0           293.7
  Retained earnings...........................         13.2            18.3
                                                   --------        --------
    Total stockholders' equity................        356.5           368.9
                                                   --------        --------
    Total liabilities and stockholders'
     equity...................................     $1,725.4        $1,632.0
                                                   ========        ========

          See accompanying notes to consolidated financial statements.

                    SDW HOLDINGS CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                             PERIOD DECEMBER 21,      YEAR            YEAR
                                1994 THROUGH          ENDED           ENDED
                             SEPTEMBER 27, 1995  OCTOBER 2, 1996 OCTOBER 1, 1997
                             ------------------- --------------- ---------------
Cash Flows from Operating
 Activities:
 Net income (loss).........       $    33.3          $  (8.6)        $  13.0
 Adjustments to reconcile
  net income (loss) to net
  cash provided by
  operating activities:
  Depreciation.............            65.5             86.8            86.6
  Cost of timber harvested
   and amortization of
   logging roads...........             1.3              0.9             2.1
  Amortization of
   intangibles.............            23.0             27.5            26.6
  Loss on force majeure
   event...................             --               --              0.6
  Deferred income taxes....            12.3              5.6             3.8
  Dividends and accretion
   on Warren Series B
   redeemable exchangeable
   preferred stock.........             9.1             13.5            15.2
  Extraordinary item.......             --               2.0             --
  Other ...................             --               --             (3.6)
 Changes in assets and
  liabilities net of the
  effect of the
  Acquisition:
  Trade and other accounts
   receivable, net.........           (23.0)            80.3            28.2
  Inventories, net.........           (57.6)            30.8            32.3
  Accounts payable,
   accrued and other
   current liabilities.....            66.0             (6.6)           28.2
  Other assets and
   liabilities.............             6.1            (15.6)          (10.4)
                                  ---------          -------         -------
    Net cash provided by
     operating activities..           136.0            216.6           222.6
                                  ---------          -------         -------
Cash Flows from Investing
 Activities:
 Acquisition, net of
  related costs............        (1,455.9)             --              --
 Investments in plant
  assets and timber
  resources................           (33.7)           (51.3)          (61.0)
 Proceeds from disposals of
  plant assets and timber
  resources................             --               --            151.0
 Refurbishment of plant
  assets...................             --               --            (40.1)
 Insurance proceeds to
  refurbish plant assets...             --               --             40.9
 Other investing
  activities...............             --               2.7            (4.4)
                                  ---------          -------         -------
    Net cash provided by
     (used in) investing
     activities............        (1,489.6)           (48.6)           86.4
                                  ---------          -------         -------
Cash Flows from Financing
 Activities:
 Proceeds from issuance of
  long-term debt...........         1,105.7              --             38.1
 Repayments of long-term
  debt.....................          (162.1)          (178.2)         (214.0)
 Proceeds from issuance of
  common stock.............           294.3              --              --
 Proceeds from issuance of
  Warren Series B
  redeemable exchangeable
  preferred stock, net of
  expenses.................            65.4              --              --
 Proceeds from issuance of
  preferred stock..........            37.5              --              --
 Other financing
  activities...............             --              (3.0)           (1.4)
                                  ---------          -------         -------
    Net cash provided by
     (used in) financing
     activities............         1,340.8           (181.2)         (177.3)
                                  ---------          -------         -------
Net change in cash and cash
 equivalents...............           (12.8)           (13.2)          131.7
Cash and cash equivalents:
 Beginning of period.......            75.0             62.2            49.0
                                  ---------          -------         -------
 End of period.............       $    62.2          $  49.0         $ 180.7
                                  =========          =======         =======

          See accompanying notes to consolidated financial statements.

                    SDW HOLDINGS CORPORATION AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN MILLIONS)

                        CLASSES A AND B
                         COMMON STOCK   COMMON STOCK    CAPITAL IN
                        -------------   --------------  EXCESS OF  PREFERRED RETAINED
                        SHARES AMOUNT   SHARES  AMOUNT  PAR VALUE    STOCK   EARNINGS TOTAL
                        ------ ------   ------  ------  ---------- --------- -------- ------
Balance, December 21,
 1994...................                  --     $--     $  --      $ --     $ --    $  --
Issuance of common stock
 and warrants...........                 30.7     0.3     294.0       --       --     294.3
Issuance of preferred
 stock..................                  --      --        --       37.5      --      37.5
Net income..............                  --      --        --        --      33.3     33.3
Dividends accrued on
 preferred stock........                  --      --        --        4.6     (4.6)     --
                                        -----    ----    ------     -----    -----   ------
Balance, September 27,
 1995...................                 30.7     0.3     294.0      42.1     28.7    365.1
Net loss................                  --      --        --        --      (8.6)    (8.6)
Dividends accrued on
 preferred stock........                  --      --        --        6.9     (6.9)     --
                                        -----    ----    ------     -----    -----   ------
Balance, October 2,
 1996...................   --     $--    30.7     0.3     294.0      49.0     13.2    356.5
Net income..............   --      --     --      --        --        --      13.0     13.0
Dividends accrued on
 preferred stock........   --      --     --      --        --        7.9     (7.9)     --
Recapitalization .......   0.1     --   (30.7)   (0.3)      0.3       --       --       --
Registration costs......   --      --     --      --       (0.6)      --       --      (0.6)
                           ---    ----  -----    ----    ------     -----    -----   ------
Balance, October 1,
 1997...................   0.1    $--     --     $--     $293.7     $56.9    $18.3   $368.9
                           ===    ====  =====    ====    ======     =====    =====   ======




          See accompanying notes to consolidated financial statements.

                    SDW HOLDINGS CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BUSINESS

  SDW Holdings Corporation ("Holdings"), a Delaware holding company, owns all of the outstanding common stock of S.D. Warren Company ("Warren"). Holdings has no material assets other than its investment in Warren. All of the operations of Holdings (other than the management of its investment in Warren and the provision of certain corporate services to Warren) are currently conducted through Warren. Holdings and its subsidiary, Warren, are referred to herein as the "Company." Holdings is an indirect majority owned subsidiary of Sappi Limited ("Sappi").

  The Company manufactures printing, publishing and specialty papers and has pulp and timberland operations vertically integrated with certain of its manufacturing facilities which represents the Company's single line of business. The Company currently operates four paper mills, a sheeting facility and several distribution facilities, and owns approximately 911,000 acres of timberlands in the State of Maine.

NOTE 2--FORMATION AND ACQUISITION

  On December 20, 1994, SDW Acquisition Corporation ("SDW Acquisition"), a direct wholly owned subsidiary of Holdings, acquired (the "Acquisition") from Scott Paper Company ("Scott") all of the outstanding capital stock of Warren, and certain related affiliates of Scott. Immediately following the Acquisition, SDW Acquisition merged with and into Warren (the "Acquisition Merger"), with Warren surviving. Prior to the date of Acquisition, there was no significant activity, revenues received or expenditures incurred by either Holdings or SDW Acquisition. Scott has since been acquired by Kimberly-Clark Corporation.

  The Acquisition was accounted for as a purchase. The total purchase cost of approximately $1.9 billion, including the effect of liabilities assumed of $345.4 million, was allocated to the assets acquired based on their respective fair values as follows (in millions):

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

                    SDW HOLDINGS CORPORATION AND SUBSIDIARY

 Fiscal Year

  The Company and its subsidiary's fiscal year ends on the Wednesday closest to the last day of September. The year ended October 2, 1996 ("fiscal year 1996") included 53 weeks. The period December 21, 1994 through September 27, 1995 (the "nine months ended September 27, 1995") included 40 weeks.

 Cash and Cash Equivalents

  Cash and cash equivalents consist primarily of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at the date of acquisition. Similar investments with original maturities beyond three months are considered short-term marketable securities. At October 2, 1996 and October 1, 1997, the Company had no short-term marketable securities.

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

  Interest expense is capitalized on major construction projects, including timber resources discussed below to the extent that such timber has not yet matured. For the nine months ended September 27, 1995, fiscal year 1996 and fiscal year 1997, the Company capitalized interest of approximately $0.9 million, $1.9 million and $3.7 million, respectively.

 Timber Resources

  Timber resources are recorded at cost less timber harvested and amortization of logging roads. Cost of timber resources includes original costs, road construction costs and reforestation costs such as site preparation and planting costs. Timber harvested is computed on the units-of-production method. Property taxes, surveying, fire control and other forest management expenses are charged to expense as incurred.

 Goodwill

  Goodwill, which resulted from the Acquisition, is being amortized for financial statement purposes on a straight-line basis over 25 years. On an ongoing basis, the carrying value of goodwill is evaluated on the basis of whether anticipated operating cash flows generated by the acquired businesses are adequate to recover the recorded asset balance over its estimated useful life. The goodwill balance at October 2, 1996 and October 1, 1997 was approximately $94.1 million and $90.1 million, respectively, net of accumulated amortization of approximately $7.1 million and $11.1 million, respectively.

                    SDW HOLDINGS CORPORATION AND SUBSIDIARY

 Deferred Financing Fees

  Deferred financing fees, primarily resulting from the financing of the Acquisition, are being amortized over the average life of the related debt and are recorded net of accumulated amortization of approximately $15.3 million and $25.5 million at October 2, 1996 and October 1, 1997, respectively. As a result of the partial early extinguishment of debt during fiscal year 1996, the Company recorded an extraordinary loss of $3.3 million related to the write-off of deferred financing fees which was partially offset by a deferred tax benefit of $1.3 million. The Company also extinguished certain debt during fiscal year 1997. The net gain/(loss) on such extinguishments was not significant. (See Note 11).

 Other Assets

  Other assets include intangible assets, primarily patents, arising as part of the Acquisition purchase price allocation, of $19.6 million and $17.7 million at October 2, 1996 and October 1, 1997, respectively. These intangible assets are being amortized over their estimated useful lives of approximately eleven years. Intangibles are stated net of accumulated amortization of approximately $3.4 million and $5.3 million at October 2, 1996 and October 1, 1997, respectively.

 Financial Instruments

  The Company uses interest rate swap agreements ("Swaps") and interest rate cap agreements ("Caps") as a means of managing interest-rate risk associated with debt balances. These instruments are matched with either fixed or variable rate debt and are recorded on a settlement basis as an adjustment to interest expense. Premiums paid to purchase Caps are amortized as an adjustment to interest expense over the life of the contract. Cash flows from Swaps and Caps are classified in the Consolidated Statements of Cash Flows in the same category as the items being hedged or on a basis consistent with the nature of the investment.

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

 Workers' Compensation Insurance

  The Company has a combination of self-insured and insured workers' compensation programs. The self-insurance claim liability for workers' compensation is based on claims reported and actuarial estimates of adverse developments and claims incurred but not reported. The Company's workers' compensation liability is discounted to reflect the passage of several years before the claims related to a particular year are paid in full. The liability has been determined based on an actuarial valuation as the timing of payments associated therewith are reasonably estimable. The present value of such claims was determined using a discount rate of 5.5% for the nine months ended September 27, 1995, fiscal year 1996 and fiscal year 1997. The gross liability was $46.0 million and $39.9 million at October 2, 1996 and October 1, 1997, respectively.

                    SDW HOLDINGS CORPORATION AND SUBSIDIARY

 Research and Development Expenditures

  Expenditures for research and development are charged to expense as incurred. Research and development costs were $10.7 million, $15.6 million, and $13.6 million for the nine months ended September 27, 1995, fiscal year 1996 and fiscal year 1997, respectively.

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

 Earnings per Common Share

  Earnings per common share for all periods has been computed to give effect to the recapitalization of Holdings which occurred on September 5, 1997 using a ratio of 35.0 million shares of common stock before the recapitalization to
0.1 million shares of common stock after the recapitalization (See Note 21). Earnings per common share is computed using the weighted average number of common shares outstanding during the period and dilutive common equivalent shares. Warrants exercisable for common shares of Holdings are included as common stock equivalents in the computation of weighted average shares outstanding for the nine months ended September 27, 1995 and fiscal year 1997. During fiscal year 1996, such warrants were antidilutive and, accordingly, were not included in weighted average shares outstanding. For purposes of computing income (loss) per share applicable to common stockholders, the Company's net income (loss) before extraordinary item and net income (loss) have been reduced by preferred stock dividends.

 Cash Paid for Income Taxes

  Cash paid for income taxes for the nine months ended September 27, 1995, fiscal year 1996 and fiscal year 1997 was $20.6 million, $4.7 million and $10.6 million, respectively. Cash received for income tax refunds in fiscal year 1997 was $4.9 million.

 Cash Paid for Interest

  Cash paid for interest during the nine months ended September 27, 1995, fiscal year 1996 and fiscal year 1997 was $75.6 million, $112.3 million and $92.0 million, respectively.

 Accounting Pronouncements

  In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings per Share", and FAS No. 129, "Disclosure of Information

                    SDW HOLDINGS CORPORATION AND SUBSIDIARY
about Capital Structure", both of which will be effective for the Company in fiscal year 1998. FAS No. 128 replaces the presentation of primary earnings per share with basic earnings per share, which excludes dilution, and requires the dual presentation of basic and diluted earnings per share. FAS No. 129 establishes standards for disclosing information about an entity's capital structure and applies to all entities. The implementation of FAS No. 128 and FAS No. 129 will not have a material effect on the Company's consolidated financial statements.

  In June 1997, the FASB issued FAS No. 130, "Reporting Comprehensive Income", and FAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", both of which will be effective for the Company in fiscal year 1999. FAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. FAS No. 131 establishes standards for the way that public business enterprises report selected information about operating segments. FAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The implementation of FAS No. 130 and FAS No. 131 is not expected to have a material effect on the Company's consolidated financial statements.

NOTE 4--RESTRUCTURING

  In October 1996, the Company commenced a restructuring plan which resulted in a charge of $10.0 million to cover the costs related to the reduction of approximately 200 salaried positions, or approximately 14% of the Company's salaried work force.

NOTE 5--FORCE MAJEURE EVENT

  Due to exceptionally heavy rains, the Presumpscot River flooded the Westbrook mill on October 21, 1996. The flooding resulted in the temporary closure of the mill. Damage to mill equipment has since been repaired and normal operating mill conditions have been restored. In connection with the flood, the Company incurred $45.9 million of costs to refurbish the mill, of which $4.0 million was capitalized representing improvements to existing plant assets. The Company received, net of deductibles of $3.5 million, insurance proceeds totaling $52.7 million of which $40.9 million related to the refurbishment and $11.8 million related to business interruption claims. All claims were submitted and finalized as of October 1, 1997.

NOTE 6--TRADE ACCOUNTS RECEIVABLE AND MAJOR CUSTOMER INFORMATION

                                                           OCTOBER 2, OCTOBER 1,
                                                              1996       1997
                                                           ---------- ----------
                                                               (IN MILLIONS)
   Trade accounts receivable..............................   $54.4      $45.3
   Allowance for doubtful accounts........................    (5.3)      (5.0)
                                                             -----      -----
                                                             $49.1      $40.3
                                                             =====      =====

  In April 1996, the Company, through a bankruptcy remote subsidiary, S.D. Warren Finance Co. ("SDWF"), entered into a receivables sales agreement that provides the Company with a five-year $110 million revolving accounts receivable securitization facility (the "A/R Facility"). Under this facility and pursuant to a purchase and contribution agreement between the Company and SDWF, the Company sells to SDWF, on a non-recourse basis, all rights and interests in its accounts receivable. Pursuant to the receivables purchase agreement, SDWF, in turn, sells certain interests in the accounts receivable pool owned by SDWF under similar terms to a third party purchaser.

  The A/R Facility also contains restrictive covenants which limit SDWF with respect to certain matters including, among other things, the maintenance of a certain net worth and the ability to incur liens, extend credit terms beyond their stated maturity, change its credit policy, create subsidiaries or change its line of business.

                    SDW HOLDINGS CORPORATION AND SUBSIDIARY

The A/R Facility also limits SDWF's ability to pay dividends, incur indebtedness or amend other agreements related to the A/R Facility without the consent of the third party purchaser. In addition, the A/R Facility requires that SDWF maintain certain ratios related to the performance of the underlying accounts receivable, including a delinquency ratio, a default ratio and a loss-to-liquidation ratio.

  The Company's trade accounts receivable, shown in the table above, are net of $90.0 million and $93.2 million at October 2, 1996 and October 1, 1997, respectively, which represent accounts receivable that were securitized and sold under the A/R Facility.

  The Company had sales to customers outside of the United States ("Export Sales") of $83.1 million, $179.1 million and $186.2 million, for the nine months ended September 27, 1995, fiscal year 1996 and fiscal year 1997, respectively. Export sales are primarily to Canada, Europe, Australia, Latin America and the Far East. Export sales do not exceed 10% of total sales for any geographic region. Sales outside North America are primarily handled by the Company's affiliates under the common control of Sappi (see Note 22).

  Sales to unaffiliated customers which individually exceed 10% of total sales amounted to approximately 54.0%, 52.5% and 51.9% of sales for the nine months ended September 27, 1995, fiscal year 1996, and fiscal year 1997, respectively. Each of these customers is a merchant that resells the Company's paper products to a wide range of end users. The loss of any of these customers could have a material effect on the Company's business and results of operations. Sales to each such customer are indicated below (in millions):

                                 NINE MONTHS          YEAR            YEAR
                                    ENDED             ENDED           ENDED
                              SEPTEMBER 27, 1995 OCTOBER 2, 1996 OCTOBER 1, 1997
                              ------------------ --------------- ---------------
   1.........................       $292.4           $355.0          $360.3
   2.........................        163.0            201.9           169.9
   3.........................        168.7            199.8           199.6

  At October 2, 1996 and October 1, 1997, approximately 35% and 42%, respectively, of the Company's net trade receivables, including those receivables which are securitized and sold, were concentrated in these three customers.

NOTE 7--INVENTORIES, NET (IN MILLIONS)

                                                           OCTOBER 2, OCTOBER 1,
                                                              1996       1997
                                                           ---------- ----------
   Finished products......................................   $ 92.8     $ 76.7
   Work in process........................................     34.5       21.4
   Pulp, logs and pulpwood................................     25.8       23.9
   Maintenance parts and other supplies...................     42.6       41.4
                                                             ------     ------
                                                             $195.7     $163.4
                                                             ======     ======

NOTE 8--PLANT ASSETS (IN MILLIONS)

                                                           OCTOBER 2, OCTOBER 1,
                                                              1996       1997
                                                           ---------- ----------
   Plant assets, at cost:
     Land and buildings...................................  $  172.7   $  174.4
     Plant and equipment..................................   1,095.5      991.3
                                                            --------   --------
                                                             1,268.2    1,165.7
     Accumulated depreciation.............................    (153.5)    (214.6)
                                                            --------   --------
                                                            $1,114.7   $  951.1
                                                            ========   ========

                    SDW HOLDINGS CORPORATION AND SUBSIDIARY

NOTE 9--INCOME TAXES

  The domestic and foreign components of income before taxes, dividends and accretion on Warren Series B Redeemable Exchangeable Preferred Stock and extraordinary item are as follows (in millions):

                                NINE MONTHS          YEAR            YEAR
                                   ENDED             ENDED           ENDED
                             SEPTEMBER 27, 1995 OCTOBER 2, 1996 OCTOBER 1, 1997
                             ------------------ --------------- ---------------
   Domestic................        $ 68.4           $ 12.0          $ 47.4
   Foreign.................           2.4              --              --
                                   ------           ------          ------
                                   $ 70.8           $ 12.0          $ 47.4
                                   ======           ======          ======

  The components of the tax provisions before extraordinary item are as follows (in millions):

                                NINE MONTHS          YEAR            YEAR
                                   ENDED             ENDED           ENDED
                             SEPTEMBER 27, 1995 OCTOBER 2, 1996 OCTOBER 1, 1997
                             ------------------ --------------- ---------------
   Current:
     Federal...............        $ 15.1           $ (1.1)         $ 13.4
     Foreign...............           0.1             (1.2)            --
     State and local.......           0.9              1.8             2.0
                                   ------           ------          ------
       Total current.......          16.1             (0.5)           15.4
                                   ------           ------          ------
   Deferred:
     Federal...............           8.1              5.3             1.9
     Foreign...............           --               1.2             --
     State and local.......           4.2             (0.9)            1.9
                                   ------           ------          ------
       Total deferred......          12.3              5.6             3.8
                                   ------           ------          ------
                                   $ 28.4           $  5.1          $ 19.2
                                   ======           ======          ======

  The components of the deferred tax provisions before extraordinary item are as follows (in millions):

                                NINE MONTHS          YEAR            YEAR
                                   ENDED             ENDED           ENDED
                             SEPTEMBER 27, 1995 OCTOBER 2, 1996 OCTOBER 1, 1997
                             ------------------ --------------- ---------------
   Inventory...............        $  5.3           $ (0.1)         $  1.2
   Plant assets............          16.4             93.0            28.3
   Accrued and other
    liabilities............          (0.1)           (35.5)          (15.6)
   AMT credit
    carryforwards..........          (9.3)            (3.7)          (14.9)
   Tax loss carryforwards..           --             (41.7)            4.8
   Other credits...........           --              (6.4)            --
                                   ------           ------          ------
   Deferred tax provision..        $ 12.3           $  5.6          $  3.8
                                   ======           ======          ======

                    SDW HOLDINGS CORPORATION AND SUBSIDIARY

  The components of the deferred tax assets and (liabilities) are as follows (in millions):

                                                           OCTOBER 2, OCTOBER 1,
                                                              1996       1997
                                                           ---------- ----------
   Current:
   Deferred tax assets:
     Restructuring reserves...............................  $   0.3    $   1.3
     Accrued and other liabilities........................     18.5       30.5
     Inventory............................................      1.4        0.2
                                                            -------    -------
       Total current deferred tax assets..................     20.2       32.0
   Deferred tax liabilities:
     Accrued and other liabilities and prepaids...........     (2.2)      (3.7)
                                                            -------    -------
   Net current deferred tax asset.........................     18.0       28.3
                                                            -------    -------
   Noncurrent:
   Deferred tax assets:
     Alternative minimum tax credit carryforwards.........     13.0       27.9
     Tax loss carryforwards...............................     41.7       36.9
     Accrued and other liabilities........................     46.0       73.7
     Other................................................      7.7        --
                                                            -------    -------
       Total noncurrent deferred tax assets...............    108.4      138.5
                                                            -------    -------
   Deferred tax liabilities:
     Property, plant and equipment........................   (106.0)    (134.3)
     Other................................................    (37.0)     (52.9)
                                                            -------    -------
       Total noncurrent deferred tax liability............   (143.0)    (187.2)
                                                            -------    -------
   Net noncurrent deferred tax liability..................    (34.6)     (48.7)
                                                            -------    -------
     Net deferred tax liability...........................  $ (16.6)   $ (20.4)
                                                            =======    =======

  The differences between the U.S. statutory income tax rate and the Company's effective income tax rate before extraordinary item are as follows:

                               NINE MONTHS          YEAR            YEAR
                                  ENDED             ENDED           ENDED
                            SEPTEMBER 27, 1995 OCTOBER 2, 1996 OCTOBER 1, 1997
                            ------------------ --------------- ---------------
   U.S. statutory income
    tax rate...............        35.0%            35.0%           35.0%
   State income taxes, net
    of federal benefit.....         4.9              5.2             5.3
   Foreign.................         0.1              --              --
   Other factors...........         0.1              2.3             0.2
                                   ----             ----            ----
   Effective tax rate......        40.1%            42.5%           40.5%
                                   ====             ====            ====

  As of October 1, 1997, the Company had available federal and state tax net operating loss carryforwards of approximately $181.0 million. For federal tax purposes, the loss carryforwards will begin to expire in the year 2011. For state tax purposes, the loss carryforwards will expire between the years 2001 and 2011. The Company also has available federal and state alternative minimum tax credit carryforwards for tax return purposes of $27.9 million which will carry forward to future taxable years indefinitely.

                    SDW HOLDINGS CORPORATION AND SUBSIDIARY

NOTE 10--ACCRUED AND OTHER CURRENT LIABILITIES (IN MILLIONS)

                                                           OCTOBER 2, OCTOBER 1,
                                                              1996       1997
                                                           ---------- ----------
   Accrued salaries, wages and employee benefits..........   $ 47.5    $  48.0
   Accrued interest.......................................     15.2       23.5
   Accrued workers' compensation..........................      7.4        3.6
   Accrued restructuring..................................      --         3.3
   Other accrued expenses.................................     27.5       31.1
                                                             ------    -------
                                                             $ 97.6    $ 109.5
                                                             ======    =======

NOTE 11--LONG-TERM DEBT

                                                           OCTOBER 2, OCTOBER 1,
                                                              1996       1997
                                                           ---------- ----------
                                                               (IN MILLIONS)
   Credit Agreement:
     Term Loan, Tranche A.................................  $ 268.7    $ 151.2
     Term Loan, Tranche B.................................    185.0      120.1
   Warren Series B Senior Subordinated Notes..............    375.0      375.0
   Revenue bonds..........................................    119.5      119.5
   Capital leases.........................................      0.7        1.3
                                                            -------    -------
                                                              948.9      767.1
   Current maturities of long-term debt...................     46.4       27.3
                                                            -------    -------
   Long-term debt.........................................  $ 902.5    $ 739.8
                                                            =======    =======

 Credit Agreement

  On December 20, 1994, Holdings and Warren entered into an agreement (the "Credit Agreement") with a group of domestic and international lenders. The Credit Agreement, as amended, consists of (i) the Term Loan Facilities, comprised of a seven-year senior secured term loan facility originally in an aggregate principal amount of $305.0 million (the "Tranche A Term Loan"), and an eight-year senior secured term loan facility originally in an aggregate principal amount of $325.0 million (the "Tranche B Term Loan"), (ii) the Revolving Credit Facility and (iii) the Letter of Credit Facility (together collectively referred to herein as the "Credit Facilities").

  The loans under the Credit Agreement bear interest at a rate equal to, at the Company's option, (i) the Base Rate plus the Applicable Margin ("Base Rate Loans") or (ii) the Eurodollar Rate (adjusted for reserves) for the respective interest period plus the Applicable Margin ("Eurodollar Loans"). Applicable Margin means a percentage per annum ranging (a) in the case of Base Rate Loans, from 1.50% to 0.00% (2.00% in the case of Tranche B Term Loans), and
(b) in the case of Eurodollar Loans, from 2.50% to 1.00% (3.00% in the case of Tranche B Term Loans), in each case based upon the Company's achievement of a certain financial ratio determined from the most recent financial statements of the Company calculated as of the last day of each fiscal quarter on a rolling four quarter basis. "Base Rate" means the highest of (1) the prime rate, (2) the secondary market rate for the three month certificates of deposit (adjusted for reserves) plus 1.0% and (3) the federal funds rate in effect from time to time plus 0.5%.

  The Credit Facilities are guaranteed by Holdings and each of its U.S. subsidiaries. The Credit Facilities and such guarantees are secured by security interests (subject to other liens permitted by the terms of the Credit Facilities), to the extent permissible under the applicable laws and regulations, in (a) all of the capital stock of Warren and each of its U.S. subsidiaries and 65% of the common stock and 100% of the preferred stock of each

                    SDW HOLDINGS CORPORATION AND SUBSIDIARY
foreign subsidiary and (b) all assets (subject to certain limitations), except certain trade accounts receivable, owned by Warren and its subsidiaries.

  The Credit Agreement contains restrictive covenants which limit Holdings, Warren and their subsidiaries with respect to certain matters including, among other things, the ability to incur debt, pay dividends, make acquisitions, sell assets, merge, grant or incur liens, guarantee obligations, make investments or loans, make capital expenditures, create subsidiaries or change its line of business. The Credit Agreement also restricts Warren from prepaying certain of its indebtedness. Under the Credit Agreement, Warren is required to satisfy certain financial covenants which require Warren to maintain specified financial ratios and comply with certain financial tests, including a minimum interest coverage ratio, a maximum leverage ratio, and a net worth test. Such covenants are not considered by the Company to be of a restrictive nature in conducting its business activities. As of October 1, 1997, management believes the Company is in compliance with all covenants.

  Under the terms of the Credit Agreement, Warren is required to enter into interest rate protection agreements, primarily interest rate swap and interest rate cap agreements. At October 2, 1996 and October 1, 1997, Warren had two interest rate swap agreements outstanding under which the interest rates have been fixed at rates between 7.43% and 9.95% with respect to $75.0 million of notional principal amount of debt. Warren also has two interest rate cap agreements outstanding with respect to $130.0 million of notional principal amount of debt under which the interest rate has been capped at rates between 8.00% and 9.50%. Net receipts or payments under the agreements are recognized as adjustments to interest expense. The swap and cap agreements expire at varying dates between December 1997 and January 2000.

 Term Loans

  The Tranche A Term Loan is payable in semi-annual installments with a final maturity in December 2001. The Tranche B Term Loan is payable in semi-annual installments with a final maturity in December 2002. Interest rates on the term loans are set, at the Company's option, at either the Base Rate or the Eurodollar Rate, both plus an Applicable Margin (as described above). At October 1, 1997, both the Tranche A Term Loan and the Tranche B Term Loan were Eurodollar loans. At October 2, 1996 and October 1, 1997, the weighted average interest rate on the Tranche A Term Loan was 7.19% and 8.32%, respectively; and the interest rate on the Tranche B Term Loan was 7.69% and 8.84%, respectively.

  Warren is required to prepay the Term Loan Facility with (i) 100% of the net proceeds of certain asset sales, (ii) 100% of the net proceeds of incurrences of certain indebtedness and (iii) 50% of the net proceeds from issuances of equity by Holdings or any of its subsidiaries. Warren is also required to prepay the Term Loan Facilities annually in an amount equal to 75% of the Excess Cash Flow (as defined therein) of Warren and its subsidiaries for the prior fiscal year; provided that the Company will be required to prepay annually an amount equal to only 50% of such Excess Cash Flow if (a) the aggregate outstanding principal amount of the Term Loan Facilities is less than $250.0 million and (b) Consolidated Interest Expense Ratio (as defined therein) as of the last day of the fiscal quarter immediately preceding the date such payment (calculated on a rolling four quarter basis) exceeds 3.00 to
1.00. The Company made $74.9 million of Excess Cash Flow prepayments relating to the nine months ended September 27, 1995, during the first quarter of fiscal year 1996. Excess Cash Flow prepayments relating to fiscal year 1996 were not required. The Credit Agreement, as presently written, requires an Excess Cash Flow prepayment of approximately $77.0 million relating to fiscal year 1997 to be paid on December 30, 1997. However, the Company is in the process of renegotiating the Credit Agreement, and the terms of the new agreement are expected to reduce or eliminate this Excess Cash Flow prepayment. In the event that the new agreement is not in place before December 30, 1997 or that the Excess Cash Flow prepayment is not entirely eliminated, the Company intends to fund this prepayment from the Revolving Credit Facility. Accordingly, the amount of the prepayment is included in long-term debt in the accompanying consolidated balance sheet.

                    SDW HOLDINGS CORPORATION AND SUBSIDIARY

  The Company may also make optional prepayments without premium or penalty at any time (subject to payments of certain termination costs if other than on the last day of an interest period under certain circumstances). Optional prepayments shall be applied pro rata to the Tranche A Term Loan and the Tranche B Term Loan based on the respective amounts outstanding except that, at the Company's option such amounts may be applied to Tranche A and Tranche B term loans as is necessary to pay in whole or in part the next scheduled principal installment and shall be applied to installments thereof on a pro rata basis, and may not be reborrowed.

 Revolving Credit Facility

  Under the Revolving Credit Facility, which expires in April 2003, Warren can borrow up to $250.0 million to fund working capital needs. In addition, a portion of the Revolving Credit Facility is available to Warren for letters of credit up to $75.0 million. At October 2, 1996 and October 1, 1997, $1.0 million and $11.0 million, respectively, of the Revolving Credit Facility was utilized to guarantee the issuance of letters of credit. At October 2, 1996 and October 1, 1997, availability under the Revolving Credit Facility was $249.0 million and $239.0 million, respectively.

  The interest rate on loans under the Revolving Credit Facility are set, at Warren's option, at either the Base Rate or the Eurodollar Rate, both plus an Applicable Margin (see Credit Agreement section). At October 2, 1996 and October 1, 1997, the Company had no loans outstanding under the Revolving Credit Facility. Letters of credit issued through the Revolving Credit Facility are charged an annual commission equal to the Applicable Margin in effect from time to time (see Credit Agreement section). Warren also pays an annual fronting fee on Revolving Credit Facility letters of credit. In addition, Warren pays a quarterly commitment fee between 0.375% and 0.50% per annum on the unused portion of the Revolving Credit Facility based on the achievement of a certain financial ratio.

 Warren Series B Senior Subordinated Notes

  The 12% Series B Senior Subordinated Notes due 2004 ("Notes") are unsecured, subordinated obligations of Warren and rank (i) junior in right of payment to all existing and future Senior Debt (as defined for purposes of the Notes), including obligations of Warren under the Credit Agreement and (ii) senior in right of payment to or pari passu in right of payment with all existing and future subordinated indebtedness.

 Revenue Bonds

  In connection with the Acquisition, Warren assumed from Scott $119.3 million of revenue bonds comprised of nine separate tax exempt municipal bond issues (the "Issues"). Warren assumed responsibility for Scott's obligations under the Issues, but with respect to each Issue (other than bonds aggregating $44.0 million bearing variable interest rates that were re-marketed on August 21, 1995 as fixed interest rate bonds, and the Skowhegan, Maine Issues as described below), Scott remains either contingently liable as a guarantor or directly liable as the original obligor.

  On March 5, 1997, pursuant to a loan agreement with the Town of Skowhegan, Maine, the Company expanded and refinanced certain environmental and solid waste projects at its Somerset, Maine mill by redeeming, refunding or defeasing revenue bonds aggregating $28.1 million, and issuing new bonds aggregating $38.1 million. The extraordinary gain resulting from the extinguishment of the original bonds was not significant.

  At both October 2, 1996 and October 1, 1997, the Company is obligated under revenue bonds aggregating $119.5 million which are due from 1998 to 2022 and bear interest from 5.75% to 9.375% per annum.

                    SDW HOLDINGS CORPORATION AND SUBSIDIARY

 Future Maturities of Long-term Debt

  Scheduled maturities of long-term debt, including capital leases and sinking fund payments, at October 1, 1997 are as follows (in millions):

         1998............................................ $ 27.3
         1999............................................   40.1
         2000............................................   43.5
         2001............................................   55.7
         2002............................................   73.4
         Thereafter......................................  527.1
                                                          ------
                                                          $767.1
                                                          ======

 Letter of Credit Facility

  The Company has issued letters of credit in an aggregate principal amount of $170.5 million and $150.8 million at October 2, 1996 and October 1, 1997, respectively, in support of its ongoing obligations under nine separate tax-exempt bond financings and certain leases assumed in the Acquisition.

NOTE 12--FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

  The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable and debt. In addition, the Company uses interest rate caps and swaps, which are required under the terms of the Credit Agreement, as a means of managing interest rate risk associated with outstanding debt. Summarized below are the carrying values and fair values of the Company's financial instruments. The carrying amounts for cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the table below:

                                              OCTOBER 2, 1996 OCTOBER 1, 1997
                                              --------------- ---------------
                                              CARRYING  FAIR  CARRYING  FAIR
                                               AMOUNT  VALUE   AMOUNT  VALUE
                                              -------- ------ -------- ------
   BALANCE SHEET FINANCIAL INSTRUMENTS (IN
    MILLIONS):
   Term Loans, Tranche A and B...............  $453.7  $453.7  $271.3  $271.3
   Notes.....................................   375.0   405.0   375.0   422.1
   Revenue bonds and capital leases..........   120.2   119.2   120.8   126.6
   Interest rate caps and swaps..............     0.9   (2.1)     0.0   (1.1)

  The fair values of the Notes, revenue bonds and capital leases were estimated by the Company based upon quotations from its investment bankers. The principal amounts of the Tranche A and B Term Loans approximate market since they are variable rate instruments which reprice monthly.

  The Company's off-balance sheet financial instruments include the letters of credit under both the Revolving Credit Facility and the Letter of Credit Facility, interest rate caps and swaps, and the A/R Facility. At October 2, 1996, the total carrying amount of the premium associated with the interest rate caps was $0.9 million. At October 1, 1997, the premium carrying amount had been fully amortized. Unrealized losses related to the interest rate caps and swaps approximated $3.0 million and $1.1 million, at these two dates, respectively. At October 2, 1996 and October 1, 1997, the total carrying amounts of accounts receivable reflect $90.0 million and $93.2 million, respectively, of reductions related to the A/R Facility. There are no unrealized losses on the A/R Facility at October 2, 1996 and October 1, 1997.

                    SDW HOLDINGS CORPORATION AND SUBSIDIARY

  The fair value of interest rate swaps and caps is the estimated amount that the Company would pay or receive to terminate the swap agreement at the balance sheet date, taking into account current interest rates and the current credit worthiness of the swap counterparties. The fair value of the Revolving Credit Facility and the Letter of Credit Facility are based upon fees currently charged for similar agreements or on the estimated cost to terminate the obligation at the reporting date.

  A significant portion of the Company's sales and accounts receivable are from major customers (Note 6). None of the Company's other financial instruments represent a concentration of credit risk because the Company has dealings with a variety of major banks and customers worldwide. None of the Company's off-balance sheet financial instruments would result in a significant loss to the Company if the other party failed to perform according to the terms of its agreement, as any such loss would generally be limited to the unrealized gain in any contract.

NOTE 13--LEASES

  On July 29, 1997, the Company entered into a sale/leaseback arrangement involving the sale of one of the paper machines at its Somerset mill for $150.4 million. In connection with the transaction, the Company entered into a 15 year agreement to lease back the paper machine. Rental payments of approximately $7.6 million will be made semi-annually in arrears in January and July. The sale/leaseback arrangement is being accounted for as an operating lease. The gain on the transaction of approximately $17.4 million was deferred and is being amortized as an adjustment to future rent payments. The Company used approximately $100.3 million of the proceeds from the sale to make a mandatory prepayment on its term loans. The extraordinary loss on the prepayment was not significant. In addition, Warren obtained consent from the lenders under the Credit Agreement for the payment of dividends to Holdings from the proceeds of such sale/leaseback for the purpose of redeeming the Preferred Stock, subject to certain conditions and limitations (See Note 20).

  The Company also leases office and warehouse space and various office and other manufacturing equipment under operating leases. Unexpired lease terms for operating leases range from one to six years. Most leases contain renewal options and options to purchase such equipment at fair market value. Rental expense relating to these leases was $2.4 million, $3.5 million, and $4.7 million for the nine months ended September 27, 1995, fiscal year 1996, and fiscal year 1997, respectively.

  Additionally, the Company has other commitments, which expire in 2008, to operate a biomass cogeneration facility adjacent to its Westbrook mill and to purchase its steam and electricity output on a take-or-pay basis (the "Cogeneration Obligation"). Under the Cogeneration Obligation, the Company paid approximately $7.0 million in both the nine months ended September 27, 1995 and fiscal year 1996, and $7.5 million for fiscal year 1997.

  The future minimum obligations under leases (including the Somerset paper machine lease) and other commitments as of October 1, 1997 are as follows (in millions):

                                                           OPERATING    OTHER
   YEAR ENDING SEPTEMBER                                    LEASES   COMMITMENTS
   ---------------------                                   --------- -----------
   1998...................................................  $ 20.4      $ 7.8
   1999...................................................    18.7        7.3
   2000...................................................    18.0        7.4
   2001...................................................    16.7        8.8
   2002...................................................    15.4       12.1
   Thereafter.............................................   162.6       50.3
                                                            ------      -----
                                                            $251.8      $93.7
                                                            ======      =====

                    SDW HOLDINGS CORPORATION AND SUBSIDIARY

  Certain lease obligations and the Cogeneration Obligation contain scheduled payment increases. The Company is recognizing expenses associated with these contracts on a straight-line basis over the related contract's terms.

NOTE 14--ENVIRONMENTAL AND SAFETY MATTERS

  The Company is subject to a wide variety of environmental laws and regulations relating to, among other matters, air emissions, wastewater discharges, past and present landfill operations and hazardous waste management. These laws include the Federal Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and their respective state counterparts. The Company will continue to incur significant capital and operating expenditures to maintain compliance with applicable federal and state environmental laws. These expenditures include costs of compliance with federal worker safety laws, landfill expansions and wastewater treatment system upgrades.

  In addition to conventional pollutants, minute quantities of dioxins and other chlorinated organic compounds may be contained in the wastewater effluent of the Company's bleached kraft pulp mills in Somerset and Westbrook, Maine and Muskegon, Michigan. The most recent National Pollutant Discharge Elimination System ("NPDES") wastewater permit limits proposed by the EPA would limit dioxin discharges from the Company's Somerset and Westbrook mills to less than the level of detectability. The Company is presently meeting the EPA's proposed dioxin limits but it is not meeting the proposed limits for other parameters (e.g., temperature) and is attempting to revise these other wastewater permit limits for its facilities. While the permit limitations at these two facilities are being challenged, the Company continues to operate under existing EPA permits in accordance with accepted administrative practice. In addition, the Muskegon mill is involved, as one of various industrial plaintiffs, in litigation with the County of Muskegon (the "County") regarding a 1994 ordinance governing the County's industrial wastewater pretreatment program. The lawsuit challenges, among other things, the treatment capacity availability and local effluent limit provisions of the ordinance. In July 1996, the court hearing the lawsuit rendered a decision substantially in favor of the Company and other plaintiffs, but the County has appealed the court's decision. If the Company and the other plaintiffs do not prevail in that appeal or are not successful in ongoing negotiations with the County, the Company may not be able to obtain additional treatment capacity for future expansions and the County could impose stricter permit limits. In June 1997, the EPA sued the County for failure to implement and enforce its industrial pre-treatment operations associated with its operation of the wastewater facility. The Company is uncertain as to the effects, if any, of this action on its current dispute with the County which has raised the industrial users' contractual rights as an issue in the EPA lawsuit. Recently the group of industrial users and the municipalities filed motions to intervene in the lawsuit. The imposition of currently proposed permit limits or the failure of the Muskegon lawsuit could require substantial additional expenditures, including short-term expenditures, and may lead to substantial fines for any noncompliance.

  In November 1993, the EPA announced proposed regulations that would impose new air and water quality standards aimed at further reductions of pollutants from pulp and paper mills, particularly those conducting bleaching operations (generally referred to as the "cluster rules"). Final promulgation of the cluster rules is expected to occur before the end of calendar year 1997, with compliance with the rules required beginning in 2000. The Company believes that environmental compliance expenditures, the bulk of which are for the cluster rules compliance, will require aggregate capital expenditures of approximately $70.0 million to $112.0 million through 2000, of which $20.0 million has already been incurred. The ultimate financial impact to the Company of compliance with the cluster rules will depend upon the cost and availability of new technology.

  The Company's mills generate substantial quantities of solid wastes and by-products that are disposed of at permitted landfills and solid waste management units at the mills. The Company is currently planning to expand the landfill at the Somerset mill at a projected total cost of approximately $13.0 million, of which approximately $4.0 million will be spent prior to the year 2000 with the remainder being spent subsequent to 2004.

                    SDW HOLDINGS CORPORATION AND SUBSIDIARY

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

  Warren has been identified as a potentially responsible party under the Federal Comprehensive Environmental Response, Compensations and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), or analogous state law, for cleanup of contamination at seven sites. Based upon the Company's understanding of the total amount of liability at each site, its calculation of its percentage share in each proceeding, and the number of potentially responsible parties at each site, the Company presently believes that its aggregate exposure for these matters will not be material. Moreover, as a result of the Acquisition, Scott agreed to indemnify and defend the Company for and against, among other things, the full amount of any damages or costs resulting from the off-site disposal of hazardous substances occurring prior to the date of the Acquisition, including all damages and costs related to these seven sites. Since the date of the Acquisition, Scott, and subsequently Kimberly-Clark, has been performing under the terms of this environmental indemnity and defense provision and, therefore, the Company has not expended any funds with respect to these seven sites.

  The Company currently has a demolition project in progress at its Westbrook facility for health and safety reasons which is expected to be completed in the year 2001. Total costs of the project are estimated to be approximately $10.0 million, of which approximately $5.8 million had been spent as of October 1, 1997. The Company recognizes these costs as they are incurred.

  The Company does not believe that it will have any liability under emergency legislation enacted by the State of Maine to cover a significant shortfall in the Maine workers' compensation system through assessments of employers and insurers; however, there can be no assurance that the existing legislation will fully address the shortfall.

  The Company believes that none of these matters, individually or in the aggregate, is expected to have a material adverse effect on its consolidated financial position, results of operations or cash flows.

NOTE 15--COMMITMENTS AND CONTINGENCIES

  In connection with the Acquisition, Warren entered into long-term (25 years initially, subject to mill closures and certain force majeure events) agreements with Scott for the supply of pulp and water and the treatment of effluent at the Mobile mill. Wood pulp is supplied generally at market prices. Pulp prices are discounted due to the elimination of freight costs associated with delivering pulp to Warren's Mobile mill and pulp quantities are subject to minimum (170,000 to 182,400 tons per year) and maximum (220,000 to 233,400 tons per year) limits. Prices for other services to be provided by Scott are generally based upon cost. Warren has entered into a long-term agreement to purchase electric power and steam for the Mobile mill at rates generally comparable to market tariffs, including fuel cost and capital recovery components. During the nine months ended September 27, 1995, fiscal year 1996 and fiscal year 1997, the Company purchased pulp and utilities under these agreements aggregating $127.3 million, $148.0 million and $108.0 million, respectively.

  The Company's power requirements at its Somerset mill are currently satisfied through a power purchase agreement whereby the mill cogenerates electricity and sells the output to CMP at market rates. The CMP agreement relating to the Somerset mill also provides that the mill purchase electricity from CMP at the standard

                    SDW HOLDINGS CORPORATION AND SUBSIDIARY
industrial tariff rate. The Somerset Agreement expires in the year 2012. Warren's long-term agreement with CMP relating to the Westbrook mill expired on October 31, 1997, and has been replaced by a short-term agreement with CMP in which the mill cogenerates electricity and sells the excess output not used by the mill to CMP at market rates. The short-term agreement for the Westbrook mill expires on April 30, 1998 and may be renewed monthly through October 1998. As of the date of the Acquisition of the Company, the Company established a deferred asset of approximately $32.3 million to reflect the fair value of the Somerset and now expired Westbrook agreements. For the nine months ended September 27, 1995, fiscal year 1996 and fiscal year 1997, amortization expense related to this asset approximated $10.8 million, $12.0 million, and $9.5 million, respectively. As of October 1, 1997, the asset was fully amortized.

  On November 5, 1996, a proposed binding referendum measure to eliminate clearcutting in unincorporated areas in the State of Maine was defeated. A competing measure, which could have established new forestry standards stricter than current law, but which would not have completely banned clearcutting, received a plurality vote. This competing measure was resubmitted to the voters under Maine law on November 4, 1997 and was defeated. The consequences of the vote to the Company are not expected to be material, because such proposed measure generally reflected sustainable forestry initiatives already voluntarily adopted by the Company.

  The Company is also involved in various other lawsuits and administrative proceedings. The relief sought in such lawsuits and proceedings includes injunctions, damages and penalties. Although the final results in these suits and proceedings cannot be predicted with certainty, it is the present opinion of the Company, after consulting with legal counsel, that they will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 16--RETIREMENT BENEFITS

 Pension Plans

  The Company has four defined-benefit, trusteed pension plans that provide retirement benefits for substantially all employees. Benefits provided are primarily based on employees' years of service and compensation. The Company's funding policy complies with the requirements of Federal law and regulations. Plan assets consist of equity securities, bonds and short-term investments. The current portion of the net pension liability, detailed below, was $3.0 million and $9.8 million at October 2, 1996 and October 1, 1997, respectively.

  The funded status of the pension plans is shown below (in millions):

                                                          OCTOBER 2, OCTOBER 1,
                                                             1996       1997
                                                          ---------- ----------
   Actuarial present value of benefit obligation:
     Vested.............................................    $ 82.4     $102.9
     Nonvested..........................................      16.5       20.1
                                                            ------     ------
     Accumulated benefit obligation.....................      98.9      123.0
   Additional obligation for future salary increases....      21.0       34.6
                                                            ------     ------
   Projected benefit obligation.........................     119.9      157.6
   Plan assets at fair value............................     116.2      147.5
                                                            ------     ------
   Projected benefit obligation in excess of plan assets
    ....................................................      (3.7)     (10.1)
   Unrecognized components..............................     (27.7)     (19.3)
                                                            ------     ------
   Accrued pension cost.................................     (31.4)     (29.4)
   Contributions........................................       7.1        3.5
                                                            ------     ------
   Net pension liability................................    $(24.3)    $(25.9)
                                                            ======     ======

                    SDW HOLDINGS CORPORATION AND SUBSIDIARY

  The net pension cost for the plans includes the following components (in millions):

                               NINE MONTHS          YEAR            YEAR
                                  ENDED             ENDED           ENDED
                            SEPTEMBER 27, 1995 OCTOBER 2, 1996 OCTOBER 1, 1997
                            ------------------ --------------- ---------------
   Service cost-benefits
    earned during the
    period.................       $  4.5           $  6.3          $  6.0
   Interest cost on
    projected benefit
    obligation.............          6.9              9.8            10.5
   Actual return on plan
    assets.................        (10.4)           (14.1)          (13.4)
   Net deferral............          4.2              4.9             2.0
                                  ------           ------          ------
   Net pension cost........       $  5.2           $  6.9          $  5.1
                                  ======           ======          ======

  The projected benefit obligation at October 2, 1996 and October 1, 1997 was determined using assumed discount rates of 8.25% and 7.75%, respectively, and assumed long-term rates of compensation increases of 4.75% and 4.5%, respectively. The assumed rate of return on plan assets (on an annualized basis) was 9.0% for both fiscal years 1996 and 1997.

 Savings Plans

  Warren currently sponsors two 401(k) deferred contribution plans covering substantially all Warren employees pursuant to which Warren is obligated to match employee contributions, up to specified amounts. Warren contributions to these plans totaled $3.8 million, $5.3 million and $5.5 million for the nine months ended September 27, 1995, fiscal year 1996 and fiscal year 1997, respectively.

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

NOTE 17--POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

  Warren sponsors a defined benefit postretirement plan that provides health care and life insurance benefits to eligible retired employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of service. The current portion of Warren's net postretirement liability, detailed below, was $0.1 million and $0.2 million at October 2, 1996 and October 1, 1997, respectively.

  The following schedule provides the plan's funded status and obligations (in millions):

                               OCTOBER 2, OCTOBER 1,
                                  1996       1997
                               ---------- ----------
   Accumulated postretirement
    benefit obligation
    (APBO):
     Retirees................   $   0.6     $  3.4
     Active participants.....      30.6       30.8
                                -------     ------
     Total APBO..............      31.2       34.2
   Plan assets at fair
    value....................       --         --
                                -------     ------
   APBO in excess of plan
    assets ..................     (31.2)     (34.2)
   Unrecognized prior service
    cost.....................       --        (0.9)
   Unrecognized net actuarial
    gain.....................      (1.1)      (1.8)
                                -------     ------
   Net postretirement
    liability................   $ (32.3)    $(36.9)
                                =======     ======

                    SDW HOLDINGS CORPORATION AND SUBSIDIARY

  Components of the net periodic postretirement benefit expense are as follows (in millions):

                                                    YEAR            YEAR
                            NINE MONTHS ENDED       ENDED           ENDED
                            SEPTEMBER 27, 1995 OCTOBER 2, 1996 OCTOBER 1, 1997
                            ------------------ --------------- ---------------
   Service cost............       $ 2.0             $ 2.6           $ 2.5
   Interest cost on APBO...         1.6               2.3             2.4
                                  -----             -----           -----
   Net postretirement
    benefit cost...........       $ 3.6             $ 4.9           $ 4.9
                                  =====             =====           =====

  The discount rates used to estimate the accumulated benefit obligations as of October 2, 1996 and October 1, 1997 were 8.25% and 7.75%, respectively. The initial health care cost trend rates used to value the APBO were 9.0%, 9.0% and 6.75% at September 27, 1995, October 2, 1996 and October 1, 1997, respectively, decreasing gradually to an ultimate rate of 5.0%, 5.25%, and 4.75% in the year 2007. A one-percentage point increase in the assumed health care trend rate for each future year would increase the APBO by approximately 8.4% at October 1, 1997 and would increase the sum of the benefits earned and interest cost components of net postretirement benefit cost for 1997 by approximately 10.8%.

NOTE 18--OTHER LIABILITIES (IN MILLIONS)

                                                          OCTOBER 2, OCTOBER 1,
                                                             1996       1997
                                                          ---------- ----------
   Accrued workers' compensation.........................   $29.7      $ 29.6
   Accrued pension and other postretirement benefits.....    53.5        52.8
   Deferred gain on sale/leaseback.......................     --         15.9
   Other accrued liabilities.............................    15.0        15.3
                                                            -----      ------
                                                            $98.2      $113.6
                                                            =====      ======

NOTE 19--WARREN SERIES B REDEEMABLE EXCHANGEABLE PREFERRED STOCK

  Warren has authorized 10.0 million shares of Series B redeemable exchangeable preferred stock (the "Warren Series B Preferred Stock"), of which
3.0 million shares were previously issued and exchanged for currently outstanding shares. The Warren Series B Preferred Stock has a liquidation preference of $25.00 per share (aggregate liquidation preference is $75.0 million, plus accumulated dividends). The Warren Series B Preferred Stock is recorded net of issuance costs and excludes approximately $6.9 million related to Class A warrants of Holdings issued in connection with such preferred stock. The excess of the liquidation preference over the carrying value is being accreted by periodic charges to retained earnings over the life of the issue. The Warren Series B Preferred Stock has been accounted for as the equivalent of a minority interest for the purposes of Holdings' consolidated financial statements.

                    SDW HOLDINGS CORPORATION AND SUBSIDIARY

  The Company may elect not to pay dividends in cash on or prior to December 15, 1999, in which case such unpaid dividends shall accrue and become part of the Specified Amount of the Warren Series B Preferred Stock upon which dividends must be paid. Dividends are cumulative and accrue quarterly at a rate of 14% per annum of (a) the liquidation preference amount and (b) the amount of accrued but unpaid dividends from prior dividend accrual periods ending on or prior to December 15, 1999 ("Accumulated Dividends"). In addition, the terms of the Credit Agreement and the Indenture relating to the Notes limit the amount of cash dividends the Company may pay with respect to the Warren Series B Preferred Stock both before and after that date. Cumulative dividends on Warren Series B Preferred Stock that have not been paid at October 2, 1996 and October 1, 1997 are $21.2 million and $35.6 million, respectively, and are included in the carrying amount of the Warren Series B Preferred Stock as indicated below (in millions):

   Issuance on December 21, 1994 for cash (at fair value on date of issuance)......................................................... $ 65.4
    Accretion to redemption value.....................................    0.6
    Dividends on Warren Series B Preferred Stock......................    8.5
                                                                       ------
   Balance, September 27, 1995........................................   74.5
    Accretion to redemption value.....................................    0.8
    Dividends on Warren Series B Preferred Stock......................   12.7
                                                                       ------
   Balance, October 2, 1996...........................................   88.0
    Accretion to redemption value.....................................    0.8
    Dividends on Warren Series B Preferred Stock......................   14.4
                                                                       ------
   Balance, October 1, 1997........................................... $103.2
                                                                       ======

 Redemption

  The Warren Series B Preferred Stock is redeemable at the option of Warren, in whole or in part, at any time on or after December 15, 2001 at redemption prices (expressed as a percentage of the Specified Amount) set forth below plus all accrued and unpaid liquidated damages and dividends (excluding any Accumulated Dividends), if any, if redeemed during the year ended beginning on December 15 of the years indicated below:

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

  In the event that Holdings consummates one or more public offerings of its common stock on or before December 15, 1997, Warren may, at its option, redeem the Warren Series B Preferred Stock with the proceeds therefrom at a redemption price equal to 113% of the Specified Amount, plus all accrued and unpaid liquidated damages and dividends (excluding any Accumulated Dividends), if any, through the redemption date; provided that at least $50.0 million in aggregate Specified Amount of Warren Series B Preferred Stock remains outstanding immediately following such redemption.

  Warren is required to redeem the Warren Series B Preferred Stock on December 15, 2006 at the Specified Amount plus all accrued and unpaid damages and dividends (excluding any Accumulated Dividends).

  At any scheduled dividend payment date, Warren may, at its option and subject to the approval of the lenders under the Credit Agreement, exchange all of the shares of the Warren Series B Preferred Stock then outstanding for Warren's 14% Series B Subordinated Exchange Debentures due 2006.

                    SDW HOLDINGS CORPORATION AND SUBSIDIARY

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

  Dividends are cumulative and accrue quarterly at a rate of 15% per annum of
(a) the liquidation preference amount and (b) the amount of accrued but unpaid dividends from prior dividend accrual periods ending on or prior to December 15, 1999 ("Accumulated Dividends"), except that if any shares of Preferred Stock are outstanding after December 15, 2006, such rate will increase by 0.25% per annum for each quarterly period after such date up to a maximum rate of 20% per annum. Cumulative dividends on the Preferred Stock that have not been paid at October 2, 1996 and October 1, 1997 are $11.5 million and $19.4 million, respectively, and are included in the carrying amount of the Preferred Stock as indicated below (in millions):

   Issuance on December 21, 1994 for cash................................ $37.5
   Dividends on Preferred Stock..........................................   4.6
                                                                          -----
   Balance, September 27, 1995...........................................  42.1
   Dividends on Preferred Stock..........................................   6.9
                                                                          -----
   Balance, October 2, 1996..............................................  49.0
   Dividends on Preferred Stock..........................................   7.9
                                                                          -----
   Balance, October 1, 1997.............................................. $56.9
                                                                          =====

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

                    SDW HOLDINGS CORPORATION AND SUBSIDIARY

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

 Proposed Redemption

  Warren has successfully solicited the consent (the "Consent") of the holders (the "Note Holders") of the Notes to the approval of a waiver under which the Note Holders have (a) consented to the payment of a dividend (the "Dividend") to Holdings for the purpose of redeeming (the "Redemption") all of the Preferred Stock and (b) agreed that the consummation of each of such Dividend and such Redemption does not violate the restricted payment covenant of the Indenture governing the Notes. The approved Consent permits Warren to pay the Dividend for the purpose of effecting the Redemption of all of the Preferred Stock. At October 1, 1997, the redemption value of the Preferred Stock was $56.9 million.

 Registration

  Holdings agreed to use reasonable efforts to cause a shelf registration statement relating to the Preferred Stock to be declared effective by the Securities and Exchange Commission (the "Commission"). Holdings also agreed to keep such registration statement continuously effective for three years from the effective date of such registration statement, subject to certain exceptions. A shelf registration statement and a post-effective amendment have been filed with and declared effective by the Commission on May 9, 1997 and August 8, 1997, respectively.

NOTE 21--COMMON STOCK

  In connection with the Acquisition, Holdings issued 6.3 million Class B warrants (the "Class B Warrants"), each exercisable for one share of Common Stock at $0.01 per share. On April 7, 1995, approximately 2.0 million Class B Warrants were exercised by Sappi.

  In connection with the issuance of the Warren Series B Preferred Stock, 3.0 million Class A warrants (the "Class A Warrants") exercisable for 0.9 million shares of Common Stock were issued at $0.01 per share. Proceeds from the issuance of the Class A Warrants were approximately $6.9 million.

  On May 27, 1997 Western Ventures Limited ("WVL"), an indirect, wholly-owned subsidiary of Sappi, acquired certain minority common equity interests (including both Common Stock, and Class A Warrants and Class B Warrants (the "Warrants")) in Holdings (the "Minority Acquisition") for an aggregate price of $138.0 million, or $17.25 per share of Common Stock or Common Stock equivalent. WVL exercised, for a price of $0.01 per common share issued, all of the Warrants acquired in the Minority Acquisition upon the consummation thereof. As a result of the exercise of the Warrants, Holdings issued 4,252,343 shares of Common Stock. As part of the financing for the Minority Acquisition, on June 27, 1997, WVL sold the Common Stock acquired in the Minority Acquisition to Heritage Springer Limited ("HSL"), a British Virgin Island company, and HSL pledged such Common Stock to certain lenders. The securities acquired by HSL are subject to an agreement (the "HSL

                    SDW HOLDINGS CORPORATION AND SUBSIDIARY

Option Agreement") pursuant to which Sappi has a right to purchase such securities at any time prior to April 30, 2000, and HSL has a right to require Sappi to purchase such securities upon the occurrence of certain events and at any time between May 15, 2000 and May 30, 2000. Sappi has been granted an irrevocable proxy to vote all such securities during the term of the HSL Option Agreement, subject to compliance with its purchase obligations upon exercise of such rights. Sappi also has been granted certain rights of first refusal by such lenders in respect to such securities.

  On September 5, 1997, Holdings consummated a merger (the "Merger") described in a merger agreement with SDW Acquisition II Corporation which was executed on July 30, 1997 (the "Merger Agreement"). As a result of the Merger, each issued and outstanding share of common stock of Holdings held by any party other than Sappi and its affiliates or HSL was converted into the right to receive $17.60 per share in cash. Each outstanding Class A Warrant became exercisable solely for $5.2708 in cash, and each outstanding Class B Warrant became exercisable solely for $17.60 in cash, in each case upon payment of the exercise price and satisfaction of the other terms and conditions of the related warrant agreement. Additionally, each issued and outstanding share of Preferred Stock remains outstanding, without amendment. As a result of the Merger, Sappi owns 100% of the issued and outstanding voting common stock and 75.07% of the common equity of Holdings in the form of 75,065 shares of New Class A Common Stock, and HSL will own 24.93% of the common equity of Holdings in the form of 24,935 shares of new non-voting, convertible Class B Common Stock. The Class B Common Stock received by HSL in the Merger and any Class A Common Stock received on conversion is subject to the HSL Option Agreement and the aforementioned irrevocable proxy in favor of Sappi. All of the shares of Holdings common stock held immediately prior to the Merger have been cancelled and as a result of the Merger, the authorized Common Stock of Holdings consists of 250,000 shares of Class A Common Stock and 50,000 shares of Class B Common Stock, both classes at $0.01 per share par value. Each share of Class B Common Stock is convertible into one share of Class A Common Stock at the election of the holder of the Class B Common Stock. There was no change to Holdings' total consolidated stockholders' equity as a result of the Merger.

NOTE 22--RELATED PARTY TRANSACTIONS

  Warren has contracted through a management services agreement (the "Management Services Agreement") and central cost allocation agreement (the "Central Cost Allocation Agreement") with two subsidiaries of Sappi, Sappi International Management AG ("SIM") and Sappi Management Services Limited ("SMS"), to provide management advisory services. The aggregate fee to be charged to Warren by SIM and SMS is limited to an annual amount of $1.0 million. These agreements, which may be terminated by either party with six months written notice, are based upon cost reimbursement plus a profit markup of 10%. For the nine months ended September 27, 1995, fiscal year 1996, and fiscal year 1997, Warren incurred such a management fee of approximately $0.8 million, $1.0 million, and $1.0 million, respectively.

  Warren has also entered into a cross licensing agreement with Sappi Deutschland, the worldwide holding company for all European and U.S. business operations of the Sappi group, and Hannover Papier AG ("Hannover"), a subsidiary of Sappi. Pursuant to this agreement, Warren and Hannover have agreed to enter into specific written agreements to share paper processing techniques and have also agreed to enter into specific distribution agreements whereby Warren has agreed to use its distribution network in the United States to facilitate and increase Hannover's exports. Sappi Deutschland will facilitate the licensing process. No specific agreements have been entered into in connection with this cross licensing agreement as of October 1, 1997.

  Warren ships products to certain Sappi subsidiaries (Sappi Europe, SA, Specialty Pulp Services and U.S. Paper). These subsidiaries then sell Warren's products to external customers at market prices and remit the proceeds from such sales to Warren, net of a sales commission. Warren shipped $19.2 million, $102.8 million

                    SDW HOLDINGS CORPORATION AND SUBSIDIARY
and $126.2 million of products to Sappi subsidiaries and expensed fees of approximately $1.1 million, $7.2 million and $8.7 million relating to these sales for the nine months ended September 27, 1995, fiscal year 1996 and fiscal year 1997, respectively. Trade accounts receivable at October 2, 1996 and October 1, 1997 included approximately $37.1 million and $24.5 million, respectively, due from subsidiaries of Sappi. Amounts as of October 2, 1996 and October 1, 1997 are included in the pool of receivables securitized under the A/R Facility (Note 6). The Company has formalized certain of these agreements and is in the process of formalizing the remainder.

  Warren also imports products from certain Sappi affiliates (Sappi UK, Ltd. and Hannover Papier) for sale to Warren's domestic customers. Warren sells these products at market prices and remits the proceeds, net of sales commissions, to the Sappi affiliates. Warren imported approximately $10.6 million and $21.9 million of products from certain Sappi affiliates, and earned commissions of $0.2 million and $1.4 million for fiscal years 1996 and 1997, respectively.

                                                                      SCHEDULE I

                            SDW HOLDINGS CORPORATION

                   CONDENSED FINANCIAL INFORMATION OF PARENT
                       CONDENSED STATEMENTS OF OPERATIONS
                                 (IN MILLIONS)

                                 NINE MONTHS          YEAR            YEAR
                                    ENDED             ENDED           ENDED
                              SEPTEMBER 27, 1995 OCTOBER 2, 1996 OCTOBER 1, 1997
                              ------------------ --------------- ---------------
Management fee..............        $  0.8           $   1.0          $1.0
Administrative expense......          (0.3)             (0.9)         (1.2)
Equity in earnings (loss) of
 S.D. Warren Company, net of
 dividends and accretion on
 S.D. Warren Series B
 redeemable exchangeable
 preferred stock and income
 tax expense of $9.1, $13.5
 and $15.2, respectively....          33.0              (8.7)         13.2
                                    ------           -------          ----
Income (loss) before income
 taxes......................          33.5              (8.6)         13.0
Income tax expense..........           0.2               --            --
                                    ------           -------          ----
Net income (loss)...........          33.3              (8.6)         13.0
Dividends on preferred
 stock......................           4.6               6.9           7.9
                                    ------           -------          ----
Net income (loss) applicable
 to common stockholders.....        $ 28.7           $ (15.5)         $5.1
                                    ======           =======          ====


         See accompanying notes to the condensed financial statements.

                                                                      SCHEDULE I

                            SDW HOLDINGS CORPORATION

                   CONDENSED FINANCIAL INFORMATION OF PARENT
                            CONDENSED BALANCE SHEET
                                 (IN MILLIONS)

                                                          OCTOBER 2, OCTOBER 1,
                                                             1996       1997
                                                          ---------- ----------
Assets:
  Due from S.D. Warren Company...........................   $  1.0     $  1.0
  Investment in S.D. Warren Company......................    356.1      369.3
                                                            ------     ------
    Total Assets.........................................   $357.1     $370.3
                                                            ======     ======
Liabilities and Stockholders' Equity:
  Current liabilities--accrued and other current
   liabilities...........................................   $  0.6     $  1.4
                                                            ------     ------
  Stockholders' Equity:
   Preferred stock (at liquidation value)................     49.0       56.9
   Common stock..........................................      0.3        --
   Capital in excess of par value........................    294.0      293.7
   Retained earnings.....................................     13.2       18.3
                                                            ------     ------
    Total Stockholders' Equity...........................    356.5      368.9
                                                            ------     ------
    Total Liabilities and Stockholders' Equity...........   $357.1     $370.3
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

                                                                      SCHEDULE I

                            SDW HOLDINGS CORPORATION

                   CONDENSED FINANCIAL INFORMATION OF PARENT
                            STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                NINE MONTHS          YEAR            YEAR
                                   ENDED             ENDED           ENDED
                             SEPTEMBER 27, 1995 OCTOBER 2, 1996 OCTOBER 1, 1997
                             ------------------ --------------- ---------------
Cash provided by operating
 activities:
  Net income (loss)........        $ 33.3            $(8.6)         $ 13.0
  Adjustments to reconcile
   net income (loss) to net
   cash provided by
   operating activities:
    Equity in (earnings)
     losses of S.D. Warren
     Company...............         (33.0)             8.7           (13.2)
    Change in working
     capital...............          (0.3)            (0.1)            0.2
                                   ------            -----          ------
      Net cash provided by
       operating
       activities..........           0.0              0.0             0.0
Cash flow used in investing
 activities:
  Investment in S.D. Warren
   Company.................        (331.8)             --              --
Cash flow provided by
 financing activities:
  Net proceeds from the
   sale of common and
   preferred stock.........         331.8              --              --
                                   ------            -----          ------
Net change in cash and cash
 equivalents...............           0.0              0.0             0.0
                                   ------            -----          ------
Cash and cash equivalents
 at beginning and end of
 period....................        $  0.0            $ 0.0          $  0.0
                                   ======            =====          ======


         See accompanying notes to the condensed financial statements.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS:

  These condensed financial statements should be read in conjunction with SDW Holdings Corporation's consolidated financial statements and notes thereto.

 Basis of Presentation:

  Investment in S.D. Warren Company is accounted for using the equity method of accounting.

                                                                     SCHEDULE II

                    SDW HOLDINGS CORPORATION AND SUBSIDIARY

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

                                  BALANCE AT            DEDUCTIONS  BALANCE AT
                                  BEGINNING  COSTS AND (PRINCIPALLY   END OF
                                  OF PERIOD  EXPENSES  WRITE-OFFS)    PERIOD
                                  ---------- --------- ------------ ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year ended October 1, 1997.......    $5.3      $ 1.3      $ 1.6        $5.0
Year ended October 2, 1996.......     5.6        --         0.3         5.3
Nine months ended September 27,
 1995............................     5.4        0.2        --          5.6

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          SDW Holdings Corporation

                                                   /s/ William E. Hewitt
                                          By: _________________________________
                                             WILLIAM E. HEWITT VICE PRESIDENT
                                               (PRINCIPAL FINANCIAL OFFICER)
Date: November 10, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

              SIGNATURE                        TITLE                 DATE

          /s/ Eugene van As            Director (Principal       November 10,
-------------------------------------   Executive Officer)           1997
            EUGENE VAN AS

         /s/ Monte R. Haymon           Director                  November 10,
-------------------------------------                                1997
           MONTE R. HAYMON

        /s/ William E. Hewitt          Director, Vice            November 10,
-------------------------------------   President and                1997
          WILLIAM E. HEWITT             Treasurer
                                        (Principal
                                        Financial Officer
                                        and Principal
                                        Accounting Officer)

       /s/ Andries J. G. Vlok          Director, Vice            November 10,
-------------------------------------   President and                1997
         ANDRIES J. G. VLOK             Secretary

         /s/ Neil S. Thomas            Director                  November 10,
-------------------------------------                                1997
           NEIL S. THOMAS

     /s/ J. Richard Leaman, Jr.        Director                  November 10,
-------------------------------------                                1997
          J. RICHARD LEAMAN